Form 10QSB
period 2001-03-31
INDUSTRIES INTERNATIONAL INC
filed 2001-05-14
CIK 1128252

                               FORM 10-QSB

[X]Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act
of 1934

     For the Quarter Ended:March 31, 2001

[   ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange
Act of 1934

     For the Transition Period from _______________ to _________________

     Commission File Number:0-32053

                    INDUSTRIES INTERNATIONAL, INCORPORATED
          --------------------------------------------------------
               (Name of Small Business Issuer in its Charter)

          Nevada                                     87-0522115
-----------------------------------   --------------------------------------
(State or other jurisdiction of           (I.R.S. Employer I.D. Number)
Incorporation or organization)

1236 Wigwam Street, Mesquite, Nevada 89207
--------------------------------------------------------
(Address of Principal Executive Offices and Zip Code)

(702) 346-4637
-----------------------------------------------------
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant  (1)  has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has been subject to such filing requirements for the past 90 days.

(1)   Yes X        No              (2)   Yes X         No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, Par Value $0.01                        4,996,860
---------------------------------------  -----------------------------------------
                Title of Class               Number of Shares Outstanding
                                               As of March 31, 2001

PART I     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

INDUSTRIES INTERNATIONAL, INCORPORATED
FINANCIAL STATEMENTS
(UNAUDITED)

     The financial statements included herein have been prepared by the
Company, without audit, pursuant to the rules and regulations of the
Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made.  These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

INDUSTRIES INTERNATIONAL, INCORPORATED
(A Development Stage Company)
BALANCE SHEETS

                                  March 31,          December 31,
                                     2001                2000
                              ----------------     ----------------
                               (Unaudited)

ASSETS

Total current assets           $     -                $         -
                              ----------------     ----------------
Total other Assets                   -                          -
                              ----------------     ----------------

TOTAL ASSETS                   $    -0-               $        -0-

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable          $     -                $     5,935
     Loans from shareholders and
        accrued interest            27,528                 20,170
                              ----------------     ----------------
       Total current liabilities    27,528                 26,105

Shareholders' Deficit :
     Common Stock, $0.01 par value,
        authorized 20,000,000
        shares; 4,996,860
        shares issued and
        outstanding                 49,969                 49,969
     Additional Paid in Capital    405,310                404,760
     Accumulated deficit          (482,807)              (482,807)
                              -----------------     ---------------

       Total Shareholders'
        Deficit                 $  (27,528)            $  (28,078)
                              -----------------     ---------------

TOTAL LIABILITIES AND
     SHAREHOLDERS' DEFICIT      $   -0-                $       -0-

See accompanying notes to financial statements.

INDUSTRIES INTERNATIONAL, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 Period from
                          For the Three        For the Three       Inception
                          Months Ended         Months Ended   (January 11, 1991)
                            March 31              March 31        to March 31

                        -------------------  ----------------  ------------------
                                2001              2000                2001

Income:                      $     -0-           $     -0-           $     -0-

Expenses:
     Amortization expense           -                   -               1,000
     Advertising                    -                   -                 339
     Development costs              -                   -              69,135
     General and administrative   784                  74               9,505
     Interest expense             589                 310               5,441
     Professional fees            600               1,600                 387
                         ------------------  ----------------   -----------------

          Total Expenses        1,973               1,984             482,807
                         ------------------  ----------------   -----------------

     Net Loss                $ (1,973)           $ (1,984)          $  (6,168)

Net Loss Per Common Share   $ (0.0004)           $(0.0004)          $ (0.0012)

Weighted Average Shares
 Outstanding                 4,996,860          4,996,860

See accompanying notes to financial statements

INDUSTRIES INTERNATIONAL, INCORPORATED
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                                           Period
                                                       For the Three                   From Inception
                                                        Months Ended                  (March 28, 2000)
                                                         March 31,                       to March 31,
                                             ---------------------------------      ---------------------
                                                   2001              2000                    2001
                                                 -------           -------                  -------
Cash Flows used in Operating Activities:
     Net Loss                                   $(1,973)          $(1,984)               $(482,807)
     Capital contribution of services
       and facilities by officers                   550               550                    6,750
                                             ----------------   -----------------     ------------------
     Net cash used by Operating activities       (1,423)           (1,434)                (476,057)

Changes in operating assets
and liabilities:
     Increase (decrease) in accounts payable     (5,935)                -                        -
                                             ----------------   -----------------     ------------------
          Net cash provided by operations        (7,358)           (1,434)                (476,057)

Cash Flows from Financing Activities:
     Issuance of common stock for cash                -                 -                   77,979
     Issuance of common stock for services            -                 -                  370,550
     Increase - Advances by officer/stockholder   7,358             1,434                   27,528
                                             ----------------   -----------------      ------------------
          Net cash from financing activities      7,358             1,434                  476,057
                                             ----------------   -----------------      ------------------

          Net increase in cash                       -0-               -0-                      -0-

          Cash, at Inception                         -0-               -0-                      -0-
                                             ----------------   -----------------      ------------------

          Cash at End of Period                $     -0-          $    -0-                $     -0-

See accompanying notes to financial statements

INDUSTRIES INTERNATIONAL, INCORPORATED
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1     CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and March 31,
2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements.  The results of operations for the periods ended
March 31, 2001 and March 31, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2     ACCOUNTING POLICIES

     Industries International, Incorporated (the Company) is a development stage company which, other than a proposed golf course project in Nevada in
1994, has had no operations.  Accounting policies and procedures have been determined as follows:

1. The Company uses the accrual method of accounting and has elected a fiscal year end of December 31.
2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.
3. To date, the Company has not paid any dividends, and the likelihood is remote.
4. No income tax benefit has been established in the financial statements for the losses of the Company.  The Company's lack of operating history and continuing losses would indicate that the Company's probability of realizing its tax loss carryforward is doubtful, and the Company has not established any deferred tax assets for such loss carryforward.  The Company has no significant differences between its income tax reporting and its financial statement reporting.  The Company has an operating loss carryforward approximately equal to its accumulated deficit.

NOTE 3     HISTORY AND ORGANIZATION OF THE COMPANY

     The Company was organized on January 11, 1991 under the laws of the State of Nevada.

     From January, 1991 through 1996, all business activity of the Company was focused on the development of a golf course in the Moapa / Overton Valley area in Nevada.  In February and September of 1994, the Company leased two parcels of land with the intention of designing and developing a golf course.
Regrettably, the Company was unable to secure adequate funding for the project and, as a result, fell into serious arrears with our lessor.  In August of
1998, the Company assigned our lease to a third party with an agreement that stated $30,000 would be paid to the Company for the lease assignment and
$48,125 would be paid to the original lessor to satisfy the amount outstanding.  The agreement was subject to the lessor accepting the arrearage check, however the lessor rejected the agreement and refused to return the check.  This action resulted in a lawsuit filed jointly by the Company and the new assignees against the original lessor.

NOTE 4     COMMON STOCK

     At inception (January 11, 1991), 100,000 shares of the Company's common stock were issued for compensation and services rendered to the Company's officers, which were valued at $01 (par value) per share.  Since that time, the Company has issued 2,050,000 shares of common stock at par value and
2,327,000 shares of common stock at $.15 per share as payment for services and various expenses incurred.  In addition to common stock issued for services and expenses, the Company has issued, for cash, a total of 519,860 shares of common stock valued at $.15 per share.  As of March 31, 2001, the issued and outstanding shares total 4,996,860.

NOTE 5     RELATED PARTY TRANSACTIONS

     Since 1997, the Company has not compensated officers, directors and stockholders for time and services rendered for the Company and for use of space in their homes as a Company office.  The fair value cost for the above has been estimated to be $1,200, $600, $2,200, $2,200. and $550 for the years
1997, 1998, 1999, 2000 and the first three months of 2001 respectively and is shown as contributed capital on the books of the Company.

     An officer and stockholder of the Company has advanced money to the
Company to pay certain expenses of the Company.  The amounts advanced are accruing compound interest at an annual rate of 10% based on average balances owed, and the advance plus accrued interest is shown as a Loan from shareholders and accrued interest in the financial statements.

NOTE 6     PER SHARE INFORMATION

     Per share information has been computed using the weighted average number of common shares outstanding during the period.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

     This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition , results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management.
Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements" for the purpose of the safe harbor provided by Section 21E of the Exchange Act and Section 27A of the Securities
Act.

General
----------
     Industries International, Incorporated, a Nevada corporation (the
"Company"), was incorporated under the laws of the state of Nevada on January
11, 1991.  The company was organized to engage in any legal business activities.  In 1994, the Company had an opportunity to acquire land leases and options in Overton, Nevada for the purpose of developing a golf course.
Overton is located approximately half way between Mesquite, Nevada and Las
Vegas, Nevada in an area where aa considerable amount of tourist traffic exists.  It was the opinion of management that Overton, Nevada would be an ideal location for a golf course.  A firm was retained to conduct a feasibility study of the potential of a golf course there, and then a golf course architect was retained to design the course.  Although it appeared to be a high potential project, the Company was unable to secure the funding to construct the course, resulting in the company's losing the land options and falling behind on the land lease of 99 years.  A third party expressed desire to purchase the lease from the Company for the sum of $30,000, however the lessor claimed that the lease no longer exists alleging that default occurred
(See "Legal Proceedings" herein).

     Management has made the decision to seek out other suitable land lease opportunities for possible golf course development along with financial partners for the potential project.  If the Company is unsuccessful in locating additional golf properties, management intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity.
The Board of Directors will make the final approval in determining whether to complete any acquisition. The Company intends to seek stockholders' approval for the acquisition of any new business venture. The investigation of new sites for golf courses or new specific business opportunities and the negotiatio
n, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, any failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.
Currently, management is not able to determine the time or resources that will be necessary to locate and develop another golf course or to locate and acquire or merge with a new business prospect. There is no assurance that the
Company will be able to acquire an interest in any such golf course, or other prospects, products, or opportunities that may exist or that any activity of the Company, regardless of the completion of any transaction, will be profitable. If and when the Company locates a potential site for a new golf course or a new business opportunity, management of the Company will give consideration to the potential and cost of development of a golf course, the availability of financing for the course, or, in the case of a new existing business project, the dollar amount of that entity's profitable operations and the adequacy of its working capital in determining the terms and conditions under which the Company would consummate such an acquisition. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the likely issuance of stock to acquire such an opportunity.

Liquidity and Capital Resources
-----------------------------------------
     The Independent Auditor's Report for the financial statements contained in our Registration Statement effective February 2, 2001 contains a "going concern" limitation. The Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern.  The
Company intends to use the proceeds of the assignment of the leases for the property in Nevada to seek additional locations for golf courses.  There is no assurance that the litigation will be concluded in the favor of the Company or when the $30,000 due from the assignees of the leases would be paid. The
Company currently has no proposed sites for golf courses available to it.  Dan
Shuput, the President, a director and a principal shareholder of the Company, has furnished the funds necessary to meet the minimal operating expenses of the Company.  Although Mr. Shuput has expressed his intention to continue to provide funds for such minimum operating expenses, there is no agreement or obligation on his part to do so. Such funds furnished to the Company by Mr.
Shuput are loaned at an annual interest rate of 10% and are due upon demand

Results of Operations
---------------------------
     The Company's operations have been limited to the securing of land for the purpose of golf course development and the seeking of financial partners for the development.  No revenues have been realized since the Company's inception, while expenses totaling $482,807  have been incurred.

PART II      OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On December 11, 1998, the Company, Dan Shuput (the president, a director and a shareholder of the Company), Joseph Bowler, Jr., Joseph Bowler III, and
Richard Bowler (hereinafter "Plaintiffs") filed a complaint in the District
Court of Clark County, Nevada against Bert Brimhall, individually and as trustee of the Bert Brimhall Revokable Living Trust of 1996, J. Thomas Baggs
as guardian for Bert Brimhall, Glen Brimhall, individually and as trustee of the Bert Brimhall Revokable Living Trust of 1976, and June Coleman (the
"Defendants").  The complaint arises out of a transaction whereby the Company attempted, in 1998, to sell and assign its interest in three parcels of property located near Overton, Nevada, to Joseph Bowler Jr., Joseph Bowler
III, and Richard Bowler, subject to confirmation of the validity of the original lease. The land had been leased in 1994 from Bert Brimhall by Mr.
Shuput and the Company. Mr. Shuput had transferred his interest in the property to the Company shortly after the original lease transaction. At the time of the assignment to the Bowlers, the Company was in arrears in the payment of the lease payments on the land. The Company tendered the arrearage amount to the assignor who claimed that the lease had been terminated.
Plaintiffs claim that lessor failed to properly terminate the lease and was therefore obligated to accept the arrearage payment and recognize the validity of the original lease. The Plaintiffs are seeking a declaratory judgment that the leases have not been terminated and are still binding and effective; for damages caused by Defendant's breach of the lease agreements; for judgment that the Company still holds leasehold interests in the land; and for damages proximately caused by Defendant's intentional interference with Bowlers'
prospective economic advantage.
One of the defendants, Glen Brimhall, brought a counterclaim against the plaintiffs, including the Company. The essence of these counterclaims is to declare that the Company and other plaintiffs have no interest in the property.

Although the Company is a plaintiff in the matter, the legal costs of the case are being advanced by the assignee plaintiffs. The case has proceeded through the discovery stage and currently the parties are waiting for a trial date.

ITEM 2.     CHANGE IN SECURITIES

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.
ITEM 5.     OTHER INFORMATION

     None.

EXHIBITS AND REPORTS AN FORM 8-K

(a)Exhibits.
     -----------

     No exhibits are included as they are either not required or not applicable.

(b)Reports on Form 8-K
     ----------------------------

     None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INDUSTRIES INTERNATIONAL, INCORPORATED
                                         [Registrant]

Dated: May 14, 2001               By: /s/ Dan Shuput
                                          President and Chief Executive Officer