Form 10QSB/A
period 2001-03-31
INDUSTRIES INTERNATIONAL INC
filed 2001-05-29
CIK 1128252

                               FORM 10-QSB/A-1

[X]Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act
of 1934

     For the Quarter Ended:  March 31, 2001

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

Shareholders' Deficit :
     Common Stock, $0.01 par value,
        authorized 20,000,000
        shares; 4,996,860
        shares issued and
        outstanding                 49,969                 49,969
     Additional Paid in Capital    405,310                404,760
     Accumulated deficit          (482,807)              (480,834)
                              -----------------     ---------------

       Total Shareholders'
        Deficit                 $  (27,528)            $  (26,105)
                              -----------------     ---------------

TOTAL LIABILITIES AND
     SHAREHOLDERS' DEFICIT      $   -0-                $       -0-

See accompanying notes to financial statements.

INDUSTRIES INTERNATIONAL, INCORPORATED
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                  Period from
                          For the Three        For the Three       Inception
                          Months Ended         Months Ended   (January 11, 1991)
                            March 31              March 31        to March 31

                        -------------------  ----------------  ------------------
                                2001              2000                2001

Income:                      $     -0-           $     -0-           $     -0-

Expenses:
     Amortization expense           -                   -               1,000
     Advertising                    -                   -                 339
     Development costs              -                   -              69,135
     General and administrative   784                  74               9,505
     Interest expense             589                 310               5,441
     Professional fees            600               1,600             397,387
                         ------------------  ----------------   -----------------

          Total Expenses        1,973               1,984             482,807
                         ------------------  ----------------   -----------------

     Net Loss                $ (1,973)           $ (1,984)          $(482,807)

Net Loss Per Common Share   $ (0.0004)           $(0.0004)          $ (0.0012)

Weighted Average Shares
 Outstanding                 4,996,860          4,996,860

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

                                          INDUSTRIES INTERNATIONAL, INCORPORATED
                                         [Registrant]

Dated: May 29, 2001               By: /s/ Dan Shuput
                                          President and Chief Executive Officer