Form 10QSB
period 2001-06-30
INDUSTRIES INTERNATIONAL INC
filed 2001-08-14
CIK 1128252

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the Quarter Ended: June 30, 2001

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the Transition Period from ______________ to _____________


                        Commission File Number:0-32053

                    INDUSTRIES INTERNATIONAL, INCORPORATED
           --------------------------------------------------------
                (Name of Small Business Issuer in its Charter)

             Nevada                                  87-0522115
   -------------------------------          -----------------------------
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

     (1)  Yes [ X ]    No [  ]            (2)  Yes [ X ]   No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, Par Value $0.01                    4,996,860
  ---------------------------------------  --------------------------------
             Title of Class                  Number of Shares Outstanding
                                               As of June 30, 2001

                      PART I  -   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                        INDUSTRIES INTERNATIONAL, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2001         2000
                                                   ------------- -------------
                                                    (Unaudited)    (Audited)

                                    ASSETS

Total current assets                               $          -  $          -
                                                   ------------- -------------

Total other Assets                                            -             -
                                                   ------------- -------------

        TOTAL ASSETS                               $          -  $          -
                                                   ============= =============




                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable                                 $          -  $      5,935
  Loans from shareholders and accrued interest           32,214        20,170
                                                   ------------- -------------

        Total current liabilities                        32,214        26,105


Stockholders' Equity
   Common Stock, $0.01 par value, authorized
     20,000,000 shares; 4,996,860 shares issued
     and outstanding                                     49,969        49,969
   Additional Paid in Capital                           405,860       404,760
   Accumulated deficit                                 (488,043)     (480,834)
                                                   ------------- -------------

        Total Stockholders Deficit                      (32,214)      (26,105)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $          -  $         -
                                                   ============= =============



               See accompanying notes to financial statements.

                        INDUSTRIES INTERNATIONAL, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                                          Period from
                                 For the Three  For the Three For the Six   For the Six   Inception
                                 Months Ended   Months Ended  Months Ended  Months Ended  (Jan. 11, 1991)
                                 June 30,       June 30,      June 30,      to June 30,   to June 30,
                                 2001           2000          2001          2000          2001
                                 -------------- ------------- ------------- ------------- -------------
Revenues:                        $           -  $          -  $          - $           -  $          -

Expenses:
  Amortization expense                       -             -             -             -         1,000
  Advertising                                -             -             -             -           339
  Development costs                          -             -             -             -        69,135
  General and administrative               599           612         1,383         1,236        10,104
  Interest expense                         737           429         1,326           739         6,178
  Professional fees                      3,900           409         4,500         1,459       401,287
                                 -------------- ------------- ------------- ------------- -------------

     Total Expenses                      5,236         1,450         7,209         3,434       488,043
                                 -------------- ------------- ------------- ------------- -------------

     Net Loss                    $      (5,236) $     (1,450) $     (7,209) $     (3,434) $   (488,043)
                                 ============== ============= ============= ============= =============

Net Loss Per Common Share        $       (0.00) $      (0.00) $     (0.00)  $      (0.00)
                                 ============== ============= ============= =============

Weighted Average Shares
 Outstanding                         4,996,860     4,996,860     4,996,860     4,996,860
                                 ============== ============= ============= =============























See accompanying notes to financial statements


                          INDUSTRIES INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Period
                                                             For the Six Months Ended    From Inception
                                                                       June 30,         (January 11, 1991)
                                                                 2001          2000           2001
                                                             ------------- ------------- --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                                   $     (7,209) $     (3,434) $    (488,043)
  Capital contribution of services & facilities by officers         1,100         1,100          7,300
  Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                       (5,935)            -              -
                                                             ------------- ------------- --------------

      Net Cash Used in Operations                                 (12,044)       (2,334)      (480,743)
                                                             ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                                     -             -         77,979
  Issuance of common stock for services                                 -             -        370,550
  Increases -Advances by officer/stockholder                       12,044         2,334         32,214
                                                             ------------- ------------- --------------

      Net Cash From Financing Activities                           12,044         2,334        480,743
                                                             ------------- ------------- --------------

Net Increase in Cash                                                    -             -              -

Cash, at Beginning of Period                                            -             -              -
                                                             ------------- ------------- --------------

Cash at End of Period                                        $          -  $          -  $           -
                                                             ============= ============= ==============




















See accompanying notes to financial statements


                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and June 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and June 30, 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - ACCOUNTING POLICIES

Industries International, Inc. (the Company) is a development stage company which, other than a proposed golf course project in Nevada in 1994, has had no operations. Accounting policies and procedures have been determined as follows:

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

NOTE 3 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on January 11, 1991 under the laws of the State of Nevada.

From January, 1991 through 1996, all business activity of the Company was focused on the development of a golf course in the Moapa / Overton Valley area in Nevada. In February and September of 1994, the Company leased two parcels of land with the intention of designing and developing a golf course. The Company was unable to secure adequate funding for the project and, as a result, fell into serious arrears with the lessor. In August of 1998, the Company assigned the lease to a third party with an agreement that stated

$30,000 would be paid to the Company for the lease assignment and $48,125 would be paid to the original lessor to satisfy the amount outstanding. The agreement was subject to the lessor accepting the arrearage check; however the lessor rejected the agreement and refused to return the check. This action resulted in a lawsuit filed jointly by the Company and the new assignees against the original lessor. A trial date on this matter has been set for August 22, 2001.

NOTE 4 - COMMON STOCK

At inception (January 11, 1991), 100,000 shares of the Company's common stock were issued for compensation and services rendered to the Company's officers, which were valued at $01 (par value) per share. Since that time, the Company has issued 2,050,000 shares of common stock at par value and 2,327,000 shares of common stock at $.15 per share as payment for services and various expenses incurred. In addition to common stock issued for services and expenses, the Company has issued, for cash, a total of 519,860 shares of common stock valued at $.15 per share. As of June 30, 2001, the issued and outstanding shares total 4,996,860.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since 1997, the Company has not compensated officers, directors and stockholders for time and services rendered for the Company and for use of space in their homes as a Company office. The fair value cost for the above has been estimated to be $1,200, $600, $2,200, $2,200. and $1,100 for the
years 1997, 1998, 1999, 2000 and the first six months of 2001 respectively and is shown as contributed capital on the books of the Company.

An officer and stockholder of the Company has advanced money to the Company to pay certain expenses of the Company. The amounts advanced are accruing compound interest at an annual rate of 10% based on average balances owed, and the advance plus accrued interest is shown as a Loan from shareholders and accrued interest in the financial statements.

NOTE 6 -  PER SHARE INFORMATION

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

General
-------

     Industries International, Incorporated, a Nevada corporation (the "Company"), was incorporated under the laws of the state of Nevada on January 11, 1991. The company was organized to engage in any legal business activities. In 1994, the Company had an opportunity to acquire land leases and options in Overton, Nevada for the purpose of developing a golf course. Overton is located approximately half way between Mesquite, Nevada and Las Vegas, Nevada in an area where a considerable amount of tourist traffic exists. It was the opinion of management that Overton, Nevada would be an ideal location for a golf course. A firm was retained to conduct a feasibility study of the potential of a golf course there, and then a golf course architect was retained to design the course. Although it appeared to be a high potential project, the Company was unable to secure the funding to construct the course, resulting in the Company losing the land options and falling behind on the land lease of 99 years. A third party expressed desire to purchase the lease from the Company for the sum of $30,000; however the lessor claimed that the lease no longer existed and alleged that default had occurred. (See "Legal Proceedings" herein).

     Management has made the decision to seek out other suitable land lease opportunities for possible golf course development along with financial partners for the potential project. If the Company is unsuccessful in locating additional golf properties, management intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The Board of Directors will make the final approval in determining whether to complete any acquisition. The Company intends to seek stockholders' approval for the acquisition of any new business venture. The investigation of new sites for golf courses or new specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, any failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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

Liquidity and Capital Resources
-------------------------------

     The Independent Auditor's Report for the financial statements for the year ended December 31, 2000 contained in our Registration Statement on Form 10-SB (SEC file # 000-32053) effective February 2, 2001 contains a "going concern" limitation. The Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to use the proceeds of the assignment of the leases for the property in Nevada to seek additional locations for golf courses. There is no assurance that the litigation will be concluded in the favor of the Company or when the $30,000 due from the assignees of the leases would be paid. The Company currently has no proposed sites for golf courses available to it. Dan Shuput, the President, a director and a principal shareholder of the Company, has furnished the funds necessary to meet the minimal operating expenses of the Company. Although Mr. Shuput has expressed his intention to continue to provide funds for such minimum operating expenses, there is no agreement or obligation on his part to do so. Such funds furnished to the Company by Mr. Shuput are loaned at an annual interest rate of 10% and are due upon demand

Results of Operations
---------------------

     The Company's operations have been limited to the securing of land for the purpose of golf course development and the seeking of financial partners for the development. No revenues have been realized since the Company's inception, while expenses totaling $488,043 have been incurred.


                  PART II  -  OTHER INFORMATION

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

Although the Company is a plaintiff in the matter, the legal costs of the case are being advanced by the assignee plaintiffs. The case has proceeded through the discovery stage and an August 22, 2001 trial date has been set in the District Court of Clark County, Nevada.

ITEM 2.     CHANGE IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS AN FORM 8-K

(a)  Exhibits.
     -----------

     No exhibits are included as they are either not required or not applicable.

(b)  Reports on Form 8-K
     ----------------------------

     None.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  INDUSTRIES INTERNATIONAL, INCORPORATED
                                  [Registrant]

Dated: August 10, 2001             /s/ Dan Shuput
                                   _______________________________________
                                   Dan Shuput
                                   President and Chief Executive Officer