Form 10QSB
period 2001-09-30
INDUSTRIES INTERNATIONAL INC
filed 2001-11-13
CIK 1128252

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the Quarter Ended: September 30, 2001

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

     (1)  Yes [ X ]    No [  ]            (2)  Yes [ X ]   No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, Par Value $0.01                    4,996,860
  ---------------------------------------  --------------------------------
             Title of Class                  Number of Shares Outstanding
                                               As of September 30, 2001

                PART I  -   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                   September 30,  December 31,
                                                        2001         2000
                                                   ------------- -------------
                                                    (Unaudited)    (Audited)

                              ASSETS

Total current assets                               $          -  $          -
                                                   ------------- -------------

Total other Assets                                            -             -
                                                   ------------- -------------

        TOTAL ASSETS                               $          -  $          -
                                                   ============= =============




               LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable                                 $        820  $      5,935
  Loans from shareholders and accrued interest           33,727        20,170
                                                   ------------- -------------

        Total current liabilities                        34,547        26,105

Stockholders' Equity
   Common Stock, $0.01 par value, authorized
     20,000,000 shares; 4,996,860 shares issued
     and outstanding                                     49,969        49,969
   Additional Paid in Capital                           406,410       404,760
   Accumulated deficit                                 (490,926)     (480,834)
                                                   ------------- -------------

        Total Stockholders Deficit                      (34,547)      (26,105)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $          -  $          -
                                                   ============= =============




         See accompanying notes to financial statements.

                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                                           Period from
                                 For the Three  For the Three  For the nine  For the nine  Inception
                                 Months Ended   Months Ended   Months Ended  Months Ended  (Jan. 11, 1991)
                                 September 30,   September 30, September 30, September 30, to September 30,
                                    2001           2000         2001          2000         2001
                                 -------------- -------------  ------------- ------------- --------------
Revenues:                        $           -  $          -   $          -  $          -  $           -

Expenses:
  Amortization expense                       -             -              -             -          1,000
  Advertising                                -             -              -             -            339
  Development costs                          -             -              -             -         69,135
  General and administrative               573           612          1,857         1,787         10,677
  Interest expense                         814           430          2,141         1,169          6,992
  Professional fees                      1,496         3,750          6,094         4,250        402,783
                                 -------------- -------------  ------------- ------------- --------------

     Total Expenses                      2,883         4,792         10,092         7,206        490,926
                                 -------------- -------------  ------------- ------------- --------------

     Net Loss                    $      (2,883) $     (4,792)  $    (10,092) $     (7,206) $    (490,926)
                                 ============== =============  ============= ============= ==============

Net Loss Per Common Share        $       (0.00) $      (0.00)  $     (0.00)  $      (0.00)
                                 ============== =============  ============= =============
Weighted Average Shares
 Outstanding                         4,996,860     4,996,860     4,996,860      4,996,860
                                 ============== =============  ============= =============








See accompanying notes to financial statements



                          INDUSTRIES INTERNATIONAL, INC.
                           (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                    (Unaudited)


                                                                                         Period
                                                             For the Nine Months Ended   From Inception
                                                                   September 30,         (January 11, 1991)
                                                                 2001          2000      2001
                                                             ------------- ------------- --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                                   $    (10,092) $     (7,206) $    (490,926)
  Capital contribution of services & facilities by officers         1,650         1,650          7,850
  Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                       (5,115)            -            820
                                                             ------------- ------------- --------------

      Net Cash Used in Operations                                 (13,557)       (5,556)      (482,256)
                                                             ------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                                     -             -         77,979
  Issuance of common stock for services                                 -             -        370,550
  Increases -Advances by officer/stockholder                       13,557         5,556         33,727
                                                             ------------- ------------- --------------
      Net Cash From Financing Activities                           13,557         5,556        482,256
                                                             ------------- ------------- --------------

Net Increase in Cash                                                    -             -              -

Cash, at Beginning of Period                                            -             -              -
                                                             ------------- ------------- --------------

Cash at End of Period                                        $          -  $          -  $           -
                                                             ============= ============= ==============

















See accompanying notes to financial statements



                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and September 30, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

From January, 1991 through 1996, all business activity of the Company was focused on the development of a golf course in the Moapa / Overton Valley area in Nevada. In February and September of 1994, the Company leased two parcels of land with the intention of designing and developing a golf course. The Company was unable to secure adequate funding for the project and, as a result, fell into serious arrears with the lessor. In August of 1998, the Company assigned the lease to a third party with an agreement that stated $30,000 would be paid to the Company for the lease assignment and $48,125 would be paid to the original lessor to satisfy the amount outstanding. The agreement was subject to the lessor accepting the arrearage check; however the lessor rejected the agreement and refused to return the check. This action resulted in a lawsuit filed jointly by the Company and the new assignees against the original lessor. On September 5, 2001 a Settlement Agreement was reached between all parties and on September 10, 2001 a Stipulation and Order of Dismissal with Prejudice was entered with the District Court of Clark County, Nevada by attorneys for the Plaintiff in this matter. The settlement states that Industries International does in fact retain interests in subject property and allows Industries International, Inc. to assign said interests to a third party. The third party, Joseph Bowler and Richard Bowler, have agreed to pay to Industries International, Inc. the cash sum of $27,000.00 and this amount was subsequently received by the Company on November 6, 2001.

NOTE 4 - COMMON STOCK

At inception (January 11, 1991), 100,000 shares of the Company's common stock were issued for compensation and services rendered to the Company's officers, which were valued at $01 (par value) per share. Since that time, the Company has issued 2,050,000 shares of common stock at par value and 2,327,000 shares of common stock at $.15 per share as payment for services and various expenses incurred. In addition to common stock issued for services and expenses, the Company has issued, for cash, a total of 519,860 shares of common stock valued at $.15 per share. As of September 30, 2001, the issued and outstanding shares total 4,996,860.

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

Liquidity and Capital Resources
-------------------------------

     The Independent Auditor's Report for the financial statements for the year ended December 31, 2000 contained in our Registration Statement on Form 10-SB (SEC file # 000-32053) effective February 2, 2001 contains a "going concern" limitation. The Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company intends to use the proceeds of the assignment of the leases for the property in Nevada to seek additional locations for golf courses. There is no assurance that the litigation will be concluded in the favor of the Company or when the $30,000 due from the assignees of the leases would be paid. The Company currently has no proposed sites for golf courses available to it. Dan Shuput, the President, a director and a principal shareholder of the Company, has furnished the funds necessary to meet the minimal operating expenses of the Company. Although Mr. Shuput has expressed his intention to continue to provide funds for such minimum operating expenses, there is no agreement or obligation on his part to do so. Such funds furnished to the Company by Mr.Shuput are loaned at an annual interest rate of 10% and are due upon demand.

Results of Operations
---------------------

     The Company's operations have been limited to the securing of land for the purpose of golf course development and the seeking of financial partners for the development. No revenues have been realized since the Company's inception, while expenses totaling $490,926 have been incurred.


                  PART II  -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     On December 11, 1998, the Company, Dan Shuput (the president, a director and a shareholder of the Company), Joseph Bowler, Jr., Joseph Bowler III, and Richard Bowler (hereinafter "Plaintiffs") filed a complaint in the District Court of Clark County, Nevada against Bert Brimhall, individually and as trustee of the Bert Brimhall Revokable Living Trust of 1996, J. Thomas Baggs as guardian for Bert Brimhall, Glen Brimhall, individually and as trustee of the Bert Brimhall Revokable Living Trust of 1976, and June Coleman (the

 "Defendants"). The complaint arises out of a transaction whereby the Company attempted, in 1998, to sell and assign its interest in three parcels of property located near Overton, Nevada, to Joseph Bowler Jr., Joseph Bowler III, and Richard Bowler, subject to confirmation of the validity of the original lease. The land had been leased in 1994 from Bert Brimhall by Mr. Shuput and the Company. Mr. Shuput had transferred his interest in the property to the Company shortly after the original lease transaction. At the time of the assignment to the Bowlers, the Company was in arrears in the payment of the lease payments on the land. The Company tendered the arrearage amount to the assignor who claimed that the lease had been terminated. Plaintiffs claim that lessor failed to properly terminate the lease and was therefore obligated to accept the arrearage payment and recognize the validity of the original lease. The Plaintiffs sought a declaratory judgment that the leases have not been terminated and are still binding and effective; for damages caused by Defendant's breach of the lease agreements; for judgment that the Company still holds leasehold interests in the land; and for damages proximately caused by Defendant's intentional interference with Bowlers' prospective economic advantage. One of the defendants, Glen Brimhall, brought a counterclaim against the plaintiffs, including the Company. The essence of these counterclaims is to declare that the Company and other plaintiffs have no interest in the property.

Although the Company was a plaintiff in the matter, the legal costs of the case are being advanced by the assignee plaintiffs. On September 5, 2001 a Settlement Agreement was reached between all parties and on September 10, 2001 a Stipulation and Order of Dismissal with Prejudice was entered with the District Court of Clark County, Nevada by attorneys for the Plaintiff in this matter. The settlement states that Industries International does in fact retain interests in subject property and allows Industries International, Inc. to assign said interests to a third party. The third party, Joseph Bowler and Richard Bowler, have agreed to pay to Industries International, Inc. the cash sum of $27,000.00 and this amount was subsequently received by the Company on November 6, 2001.

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

                                  INDUSTRIES INTERNATIONAL, INCORPORATED
                                  [Registrant]

Dated: November 12,  2001           /s/ Dan Shuput
                                   _______________________________________
                                   Dan Shuput
                                   President and Chief Executive Officer