Form 10KSB
period 2001-12-31
INDUSTRIES INTERNATIONAL INC
filed 2002-04-01
CIK 1128252

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                           FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

              For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ____________

                  Commission File No. 000-32053




              Industries International Incorporated
           ____________________________________________
          (Name of Small Business Issuer in its Charter)


      Nevada                                          87-0522115
______________________________              ________________________
(State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
 Incorporation or Organization)


       1236 Wigwam Street, Mesquite, Nevada 89207
 _______________________________________________________
       (Address of Principal Executive Offices)


                             702) 346-4637
Issuer's Telephone Number: ______________________



                               N/A
   ___________________________________________________________
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None

Name of Each Exchange on Which Registered:    N/A

Securities Registered under Section 12(g) of the Exchange Act:

                           Common Stock
                          ______________
                         (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State Issuer's revenues for its most recent fiscal year: December 31, 2001 $27,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

                   $0.14                              1,032,860
March 21, 2002 ____________ There are approximately _________ shares of common voting stock of the registrant held by non-affiliates. During the past two years there has been no "established public market" for shares of common voting stock of the registrant, so the registrant has valued these shares based on the average purchase price of the shareholders.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS

Not Applicable.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: As of March 21, 2002 there were 4,996,860 shares of the issuer's common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable.

Transitional Small Business Disclosure Format   Yes [ ] No [ X ]

                        TABLE OF CONTENTS

                              PART I

Item 1.      Description of business ......................................4
Item 2.      Description of property ......................................6
Item 3.      Legal proceedings ............................................6
Item 4.      Submission of matters to a vote of security holders ..........6


                             PART II

Item 5.      Market for common equity and related stockholder matters .....6
Item 6.      Management's discussion and analysis; plan of operation.......7
Item 7.      Financial statements .........................................8
Item 8.      Changes in and disagreements with accountants on
             accounting and financial disclosure..........................16

                             PART III

Item 9.      Directors and executive officers; Compliance with
             Section 16(a)................................................16
Item 10.     Executive compensation.......................................18
Item 11.     Security ownership of certain beneficial owners
             and management...............................................18
Item 12.     Certain relationships and related transactions...............19
Item 13.     Exhibits and reports on Form 8-K.............................20

                              PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.
-----------------------

      Industries International Incorporated, a Nevada corporation (the "Company"), was incorporated under the laws of the state of Nevada on January 11, 1991. The Company was organized to engage in any legal business activities. In 1994, the Company had an opportunity to acquire land leases and options in Overton, Nevada for the purpose of developing a golf course. Overton is located approximately half way between Mesquite, Nevada and Las Vegas, Nevada in an area where a considerable amount of tourist traffic exists. It was the opinion of management that Overton, Nevada would be an ideal location for a golf course. A firm was retained to conduct a feasibility study of the potential of a golf course there, and then a golf course architect was retained to design the course. Although it appeared to be a high potential project, the Company was unable to secure the funding to construct the course, resulting in the Company losing the land options and falling behind on the land lease of 99 years. A third party expressed desire to purchase the lease from the Company for the sum of $30,000; however the lessor claimed that the lease no longer existed and alleged that default had occurred.

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

      On September 5, 2001 a Settlement Agreement was reached between all parties and on September 10, 2001 a Stipulation and Order of Dismissal with Prejudice was entered with the District Court of Clark County, Nevada by attorneys for the Plaintiff in this matter. The settlement states that the Company does in fact retain interests in subject property and allows the Company to assign said interests to a third party. The third party, Joseph Bowler and Richard Bowler, agreed to pay to the Company the cash sum of $27,000.00. This amount was subsequently received by the Company on November 6, 2001.

      Management has made the decision to seek out other suitable land lease opportunities for possible golf course development along with financial partners for any potential project. If the Company is unsuccessful in locating additional golf properties, management intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity.

The Board of Directors will make the final approval in determining whether to complete any acquisition. The Company intends to seek stockholders' approval for the acquisition of any new business venture. The investigation of new sites for golf courses or new specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur costs for payment of accountants, attorneys, and others. Management will not receive compensation for these efforts and any costs associated with these efforts may necessitate the advancement of funds, on a loan basis, by management at an annual compound interest rate of 10%. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, any failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred.

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


Competition.
------------

     In the business of golf course development there is rigorous competition in the area of seeking high potential land for the purpose of developing a golf course on that property.

Governmental Approval of Principal Products or Services.
-------------------------------------------------------

      Prior to constructing a golf course an environmental study is required to ascertain that federal and local environmental laws are being complied with. This is not an issue for us at the present time since we have not located potential golf course property.

Effects of Existing or Probable Governmental Regulations.
--------------------------------------------------------

      Other than maintaining our good standing, complying with applicable local business licensing requirements, preparing our periodic reports under the Securities Exchange Act of 1934, as amended (the "1934 Act"), and complying with other applicable securities laws, rules and regulations as set forth above, we do not believe that existing or probable governmental regulations will have a material effect on our operations.

Number of Employees.
-------------------

     We presently have NO employees and NO independent contractors.

ITEM 2.  DESCRIPTION OF PROPERTY.

      At the present time the Company does not own or control any properties or property. The corporate office is located in the residence of the President and is donated to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

      The Company is not a party to any pending legal proceeding.   To the
best of our knowledge, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                             PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.
------------------

     The Company was accepted for quotation on the OTC Bulletin Board on December 7, 2001 and was assigned the trading symbol INDI. On January 23, 2002 the initial transaction on the OTCBB was 20,000 shares of our common stock at $0.05 per share. The only other transaction in our common stock was on February 8, 2002 at which time 20,000 shares traded at $0.051 per share. At March 21, 2002 there was no posted bid or offer on our common stock. Based on this information, management does not believe that an established market exists for the Company's common stock.

Holders
-------

     The Company's transfer agent is Interwest Transfer Company, Inc., 1981 E. Murray-Holladay Road, Holladay, UT 84117. The number of record holders of our common stock at March 21st, 2002 is 36.

Share information.
------------------

      Of the 4,996,860 total shares outstanding 3,964,000 shares are held by control persons and therefore are subject to SEC Rule 144. None of these shares are subject to registration rights. Under SEC Rule 144 a total of 119,938 control shares will be eligible for resale in each of the following four quarters (calendar year 2002). Accordingly, the market overhang including control shares that are eligible for resale in each of the following four quarters of calendar year 2002 is 1,152,798 shares. There are no outstanding options, warrants, or other instruments convertible into common shares. There are no arrangements to issue shares to management or others in the future.

Dividends.
----------

      The Company has not declared any cash dividends with respect to our common stock and we do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its securities, except for any applicable requirements under Nevada corporate law.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation.
-----------------

      Our plan of operation for the next 12 months is to seek out appropriate properties and working partners for purpose of developing a golf course. Additionally Management shall remain alert to the existence of merger or acquisition candidates which may possibly be beneficial to the Compay and its shareholders. In this regard the Company will incur legal, accounting and other costs. Any funds needed for the carrying out of this plan of operation will be attained from the President of the Company on a loan basis with compound interest of 10% per annum and will not be recoverable in the event that these efforts are not successful. There is no existing contractual arrangement with the Company's president in this regard. Obviously the cap on this loan arrangement would be subject to the funds available to the Company's president for this purpose. The Company knows of no other alternative sources of funds available to us.

      During the next 12 months, our only foreseeable cash requirements will relate to minimal office expenses.

Management's discussion and analysis of financial condition.
-----------------------------------------------------------

      Over the years that our Company has been involved in the business if golf course development it has been a struggle. We had sufficient land on a very attractive 99 year lease however we were never able to find a financial partner to help us develop the golf course. We finally had to stop making lease payments because our funds were exhausted; however the lease never did go into default due to the fact that the lessor did not notify us of the deficiency and give us an opportunity to cure the deficiency as stipulated in the Lease Agreement. When we had located a third party that wanted to purchase our rights in the lease, bring the lease payments current and assume the lease the lessor objected resulting in the Company joining the third party as plaintiffs in a lawsuit against the lessor in order to perfect our rights to the property (See "Business Development"). After a legal battle of many months, and just prior to the scheduled court date on this matter, the lessor conceded that he had no basis to prevail in the lawsuit and entered into an out of court settlement with the third party. The third party then paid the Company the sum of $27,000 to purchase all of our rights to the lease. Although the originally agreed upon amount was $30,000, management made the decision to accept $27,000 as full payment now rather than wait months or even years to receive the $30,000. As the result of the Company receiving extraordinary revenues totaling $27,000 during the year ended December 31, 2001, the Company realized a net profit before taxes of $15,654. Upon receipt of the $27,000, we gave Dan Shuput, our President, the sum of $25,000 in partial repayment of funds advanced by him (plus 10% interest per annum). With the exception of the $27,000 received for the lease assignment, the Company has never realized any revenues since inception. Since at December 31, 2001 the Company has only $1,064 cash available to it, the likelihood of our securing property rights to develop a golf course is extremely remote or perhaps even impossible. Management has not determined whether or where it would seek and locate property on which to develop a golf course, but if management determines that it is feasible management anticipates that initial sites in southern Nevada would be sought first. Management has not conducted any feasability studies on any sites and has no agreements or arrangements for the purchase of land for a proposed site.

      During the years ended December 31, 2001 and December 31, 2000 our Professional fees totaled $8,293 and $17,429 respectively. It should be noted that in the year 2000 these fees were primarily the result of accounting, legal and filing fees associated with our Form 10-SB registration statement filing. It is anticipated that in years subsequent to 2000 and 2001 Professional fees should be considerably less.

      In view of the extremely limited resources available to the Company, it is anticipated that the Company's main focus will be to seek out potential business acquisitions or opportunities to enter into in an effort to commence business operations. The Company does not propose to restrict its search for such a business opportunity to any particular industry or geographical area and may, therefore, engage in essentially any business in any industry. The Company has unrestricted discretion in seeking and participating in a business opportunity. To date the Company has not entered into any negotiations in this regard.

ITEM 7.  FINANCIAL STATEMENTS.

The Company's audited financial statements begin on the next page.

                     Randy Simpson CPA, P.C.
                    11775 South Nicklaus Road
                        Sandy, Utah 84092
                    Fax & Phone (801) 572-3009


Board of Directors and Stockholders
Industries International, Inc.
(A Development Stage Company)
Mesquite, NV 89027

                   INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheet of Industries International, Inc. (a development stage company), as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and December 31, 2000, and the period of inception (January 11, 1991) through December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit of these financial statements provides a reasonable basis for my opinion.

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Industries International, Inc. (a development stage company) as of December 31, 2001, and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2001 and December 31, 2000, and the period of inception (January 11, 1991) through December 31, 2001, in conformity with generally accepted accounting principles.


/s/ Randy Simpson, CPA PC

Randy Simpson, CPA, P.C.
A Professional Corporation
March 26, 2002
Sandy, Utah

                  INDUSTRIES INTERNATIONAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET

                                                              December 31,
                                                                 2001
                                                             -------------
                              ASSETS
Current Assets:
   Cash                                                      $      1,064
                                                             -------------
     Total Current Assets                                           1,064
                                                             -------------

      TOTAL ASSETS                                           $      1,064
                                                             =============

               LIABILITIES & STOCKHOLDERS' DEFICIT

Current Liabilities:
   Payables                                                  $        176
   Loans from shareholders and accumulated interest                 9,739
                                                             -------------
     Total Current Liabilities                                      9,915

Stockholders' Deficit:
   Common Stock, $0.01 par value; authorized 20,000,000
     shares, with 4,996,860 shares issued and outstanding
     at December 31, 2001                                          49,969
   Paid in Capital                                                406,360
   Deficit Accumulated During Development Stage                  (465,180)
                                                             -------------
     Total Stockholders' Deficit                                   (8,851)
                                                             -------------

     TOTAL LIABILITIES & STOCKHOLDERS' DEFICIT               $      1,064
                                                             =============




See Accompanying Notes to the Financial Statements.

                  INDUSTRIES INTERNATIONAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF OPERATIONS

                                                              From Inception
                                Year Ended     Year Ended     (Jan. 11, 1991)
                                December 31,   December 31,   to December 31,
                                  2001            2000        2001
                                -------------- ------------- -------------

Income:                         $      27,000  $          -  $     27,000
                                -------------- ------------- -------------

  Total Income                         27,000             -        27,000

Expenses:
  Amortization expense                      -             -         1,000
  Advertising                               -             -           339
  Development costs                         -             -        69,135
  General and administrative            1,148           730         9,869
  Interest expense                      2,505         1,661         7,357
  Professional fees                     7,693        17,429       404,480
                                -------------- ------------- -------------

     Total Expenses                    11,346        19,820       492,180
                                -------------- ------------- -------------
Net Income (Loss) Before Taxes         15,654       (19,820)     (465,180)

Income Taxes                                -             -             -
                                -------------- ------------- -------------

     Net Income (Loss)          $      15,654  $    (19,820) $   (465,180)
                                ============== ============= =============
     Net loss Per Common Share
    (Basic and Fully Dilutive)  $        0.00  $      (0.00)
                                ============== =============
     Weighted Average Shares
     Common Stock Outstanding       4,996,860     4,996,860
                                ============== =============



         See Accompanying Notes to the Financial Statements.

                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)
                 STATEMENT OF STOCKHOLDERS EQUITY
   From Inception (January 11, 1991) through December 31, 2001


                          Common       Common
                          Stock        Stock      Paid-In    Accumulated     Total
                          Shares       Amount     Capital       Deficit     Equity
                      ------------ ------------ ------------ ------------ ------------
Balances at
January 11, 1991                -  $         -  $         -  $         -  $         -

Shares issued at
 inception (Jan. 11,
 1991) for services
 and compensation;
 valued at $.01
 per share                100,000        1,000            -            -        1,000

Net loss for the
 year ended
 December 31,1991               -            -            -         (200)        (200)

Net loss for the
 year ended
 December 31,1992               -            -            -         (200)        (200)

Net loss for the
 year ended
 December 31,1993               -            -            -         (565)        (565)

Shares issued for
 services; valued
 a $.01 per share       2,050,000       20,500            -            -       20,500

Shares issued for
 cash; valued at
 $.15 per share            364,000        3,640       50,960            -       54,600

Net loss for the
 year ended
 December 31,1994                -            -            -      (30,049)     (30,049)

Shares issued for
 services; valued at
 $.15 per share             57,000          570        7,980            -        8,550

Shares issued for
 cash; valued at
 $.15 per share             88,334          883       12,367            -       13,250

Net loss for the
 year ended
 December 31,1995                -            -            -      (40,879)     (40,879)

Shares issued for
 services; valued at
 $.15 per share          2,270,000       22,700      317,800            -      340,500

Shares issued for
 cash; valued at
 $.15 per share             67,526          676        9,453            -       10,129

Net loss for the
 year ended
 December 31,1996                -            -            -     (341,847)    (341,847)

Contributed Capital              -            -        1,200            -        1,200

Net loss for the
 year ended
 December 31,1997                -            -            -      (42,364)     (42,364)

Contributed Capital              -            -          600            -          600

Net loss for the
 year ended
 December 31, 1998               -            -            -       (1,458)      (1,458)

Contributed Capital              -            -        2,200            -        2,200

Net loss for the
 year ended
 December 31, 1999               -            -            -       (3,452)      (3,452)

Contributed Capital              -            -        2,200            -        2,200

Net loss for the
 year ended
 December 31, 2000               -            -            -      (19,820)     (19,820)

Contributed Capital              -            -        1,600            -        1,600

Net Income for the
 Year Ended
  December 31, 2001              -            -            -       15,654       15,654
                       ------------ ------------ ------------ ------------ ------------
Balances at
 December 31, 2001       4,996,860  $    49,969  $   406,360  $  (465,180) $    (8,851)
                       ============ ============ ============ ============ ============

See Accompanying Notes to the Financial Statements.




                  INDUSTRIES INTERNATIONAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)
                     STATEMENTS OF CASH FLOWS

                                                                        (Jan 11, 1991)
                                             Year Ended    Year Ended   Inception to
                                             December 31,  December 31, December 31,
                                                2001         2000          2001
                                            -------------- ------------ -------------
Cash Flows Used in Operating Activities:

  Net Income                                $      15,654  $   (19,820) $   (465,180)

  Contributed capital - noncompensated
   services                                         1,600        2,200         7,800

  Changes in Operating Assets and
   Liabilities Accounts:
     Increase (decrease) in accounts
        payable and accrued interest               (5,171)       6,427         2,425
     (Increase) decrease in prepaid expenses            -        6,000             -
                                            -------------- ------------ -------------
        Net Cash Provided by Operating
        Activities                                 12,083       (5,193)     (454,955)
                                            -------------- ------------ -------------

Cash Flows Provided by Financing Activities:
     Increase (decrease) in loans from
       shareholders/officers                      (11,019)       5,193         7,490
     Issuance of common stock for cash                  -            -        77,979
     Issuance of common stock for services              -            -       370,550
                                            -------------- ------------ -------------
        Net Cash Provided by Financing
        Activities                                (11,019)       5,193       456,019
                                            -------------- ------------ -------------

  Net Increase in Cash                              1,064            -         1,064

  Cash at Beginning of Period                           -            -             -
                                            -------------- ------------ -------------
  Cash at End of Period                     $       1,064  $         -  $      1,064
                                            ============== ============ =============


See Accompanying Notes to the Financial Statements.


                  INDUSTRIES INTERNATIONAL, INC.
                  (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO FINANCIAL STATEMENTS
                        December 31, 2001


1.  ACCOUNTING POLICIES

Industries International, Inc. (the Company) is a development stage company, which, other than a proposed golf course project in Nevada in 1994, has had no operations. Accounting policies and procedures have been determined as follows:

   1. The Company uses the accrual method of accounting and has elected a fiscal year end of December 31.

   2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

   3. To date, the Company has not paid any dividends, and the likelihood is remote.

   4. The Company's income tax provision for each period presented is zero due to continuing losses in all periods prior to the year ended December 31, 2001. In the year ended December 31, 2001 any income tax liability would be entirely offset by the availability of net operating loss carryforwards. The Company has no significant differences between its income tax reporting and its financial statement reporting. The Company has a remaining operating loss carryforward approximately equal to its accumulated deficit.

2.  HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized on January 11, 1991 under the laws of the State of Nevada. From January 1991 through 1996, all business activity of the Company was focused on the development of a golf course in Moapa or Overton Valley area in Nevada. In February and September of 1994, the Company leased two parcels of land with the intentions of designing and developing a golf course. Regrettably, the Company was unable to secure adequate funding for the project and, as a result, fell into serious arrears with their lessor. In August of 1998, the Company assigned their lease to a third party with a written agreement stating $30,000 would be paid to the Company for the lease assignment, and $48,125 would be paid to the original lessor to satisfy the amount outstanding. The agreement was subject to the lessor accepting the arrearage check, however, the lessor rejected the agreement and refused to return the check. This action resulted in a lawsuit filed jointly by the Company and the new assignees against the original lessor.

On September 10, 2001, an "Order of Dismissal" was issued by the court, the third-party lease assignment allowed and, shortly thereafter, a check was issued to the Company by the new assignees in the amount of $27,000.

3.  COMMON STOCK

At inception (January 11, 1991) 100,000 shares of the Company's common stock were issued for compensation and services rendered to the Company's officers, valued at $.01 (par value) per share. Since that time, the Company has issued 2,050,000 shares of common stock at par value, and 2,327,000 shares of common stock at $.15 per share as payment for services and various expenses incurred. In addition to common stock issued for services and expenses, the Company issued 519,860 shares of common stock, valued at $.15 per share. No shares have been issued since 1996, leaving the Company's total issued and outstanding amount at 4,996,860.

4.  COMPENSATION OF OFFICERS

From inception (January 11, 1991) through 1996, the Company compensated its officers and directors for time, services and office space with common stock issuances. During the year 1997, the Company contributed $1,200 to capital for officer and director compensation; $600 was contributed to capital for compensation in 1998, $2,200 in 1999 and 2000 and, in 2001, $1,600 was
contributed to capital, as reflected in the statement of shareholders equity. On November 9, 2001, the Company opened a bank account with an initial deposit of $27,000, the total amount received from their recent legal settlement.
The Company has since compensated one of its officers $600 for accounting services.

5.  LOANS FROM SHAREHOLDERS

The Company's operating costs are satisfied through loans from personal funds of one of its shareholders. The loans carry an interest rate of 10%, which is calculated each quarter. On November 9, 2001, the Company made a loan payment of $25,000, substantially reducing the balance to $9,329. At December 31, 2001, the balance of the loan was $9,740, with a total of $7,357 accumulated interest since inception, all of which is reflected in the Company's year-end financials.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   On April 2, 2001, we engaged Randy Simpson CPA, P.C., Certified Public Accountants, as our independent auditors for the year ended December 31, 2000. The decision to retain Randy Simpson CPA, P.C., and not to re-engage David T. Thomson P.C., the former independent auditor, was made by the Board of Directors on such date. The decision not to re-engage David T. Thomson P.C. did not involve a dispute with us over accounting policies or practices. The report of David T. Thomson P.C. on our financial statements for the years ended December 31, 1999 and 1998, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principals, but contained an emphasis of matter disclosure due to a going concern uncertainty. In connection with the audit of our financial statements for these years ended December 31, 1999 and 1998, there were no disagreements with David T. Thomson P.C. for the annual periods and for the period up to the date of dismissal on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of David T. Thomson P.C., would have caused the firm to make reference to the matter in its report.


                             PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers.
---------------------------------------------------


   The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders (required by the bylaws to be held in March of each year) or until their successors are elected or appointed and qualified, or their prior resignation.

                      Positions                              Director
Name                    Held                Age              Since
-------              ------------           -----            -------------
Dan Shuput            President             71                 01/28/94
Gail Terry            Vice Pres             44                 02/10/98
William S. Roberts    Sec/Treas             61                 02/10/98

Shareholder Meeting
------------------

      No shareholder meeting is scheduled to be held this year since the Company is virtually dormant at this point and thus has limited funds and accordingly there are no matters to bring before the shareholders.


Business Experience
-------------------

      DAN SHUPUT has been semi-retired since 1998. From 1994 until 1998 he worked as a salesman and finance manager for D.P Auto, a used car and truck dealership in Salt Lake City, Utah. He was vice-president of the Company from its inception in 1991 until 1994 and has been president and CEO since 1994.

      WILLIAM S. ROBERTS has been Secretary and Treasurer of the Company since 1998. Since March 2000 Mr. Roberts has been President and Chairman of Kubla Khan, Inc., a company involved in the sale of deep discounted closeout merchandise to retailers and the general public. Kubla Khan,Inc. is a reporting company under the Securities Exchange Act having had their Registration Statement declared effective March 28, 2001. From July 1999 until June 2000 he was a national account manager for Amembal Capital Corp., an equipment leasing company. From October, 1998 through June, 1999 he was a self employed business consultant. From January 1998 until September 1998 he was an area sales manager for Data Transmission Network, a satellite information systems company. Since 1992 he has been self-employed as a business consultant to companies entering the public arena. From 1980 until 1992 he was employed by a number of stock brokerage firms in Salt Lake City, Utah. From 1972 until 1979 he was vice-president, financial principal, and chief financial officer of two stock brokerage firms in Salt Lake City, Utah. From 1994 until 1996 he was president of AAOGI Investment Corp., a NASD member securities firm which was subsequently sold. Mr. Roberts received his accounting degree in 1968 from Stevens Henager College. Over twenty years ago, Mr. Roberts signed a consent decree with the U.S. Securities and Exchange Commission in regard to an SEC investigation of Le Barron Securities, Inc. without admitting or denying guilt. Mr. Roberts was vice-president and financial principal of Le Barron Securities, Inc. The penalties imposed under the decree were spread over an eight month period. For the first four months Mr. Roberts was barred from being associated in the securities industry. For the following four months he was allowed to be involved in the securities industry as a registered representative but was barred from being a registered principal. At the end of the eight months, Mr. Roberts was allowed to resume full involvement in the securities industry.

      GAYLE TERRY has been vice-president of the Company since 1998. From 1994 to 2001 she was employed by First Security Investor Services, a securities brokerage firm, as an operating officer and cashiering manager. Since resigning her position with First Security Investor Services (no Wells Fargo Investors Services) she has been a homemaker. Ms. Terry is the niece of Dan Shuput.

Involvement in Certain Legal Proceedings.
-----------------------------------------

      During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

ITEM 10. EXECUTIVE COMPENSATION.

      During the past three years no cash compensation was paid by the Company to its chief executive officer. Accordingly, no tables relating to such items have been included within this Item.

      The Company has no employment agreements or compensatory plans or arrangements with any of its executive officers. There are no plans whereby the Company would issue any of its securities to management, promoters, their affiliates or associates in consideration for services rendered or otherwise.

Compensation of Directors.
--------------------------

     Directors are not entitled to receive compensation for their services as directors. However, directors may, pursuant to a resolution of the Board, receive a fixed sum and expenses for actual attendance at each regular or special meeting of the Board. The Board of Directors of the

Company has not adopted a resolution providing for paying such a fixed sum or expenses. There has never been any director compensation by the Company.

Employment Contracts and Termination of Employment
and Change-in-Control Arrangements.
-----------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

     Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person; none of the Company's directors or executive officers is acting on behalf of or will act at the direction of any other person.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership of Certain Beneficial Owners.
-----------------------------------------------

      The following table sets forth the beneficial stock ownership of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company's common stock as of March 21, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.

                                Number                  Percent
Name and Address      of Shares Beneficially Owned      of Class
--------------------  -----------------------------     --------
Dan Shuput
1283 Wigwam Street
Mesquite, NV 89027           3,744,000                    74.93%


Security Ownership of Management.
---------------------------------

   The following table sets forth the share holdings of the Company's directors and executive officers as of February 5, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.

                                   Number               Percent
Name and Address        of Shares Beneficially Owned    of Class
---------------------   ----------------------------    --------
Dan Shuput
1283 Wigwam Street
Mesquite, NV 89027             3,744,000                74.93%

William S. Roberts
6990 So. Park Centre Dr
Suite 315
Salt Lake City, UT               200,000                 4.00%

Gayle Terry
2047 W. 7125 South
West Jordan, UT 84084             20,000                  0.40%

All directors and
executive officers
as a group (3 persons)         3,964,000                  79.33%

Changes in Control.
-------------------

      There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company. If the Company is unsuccessful in locating additional golf properties, management intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The Board of Directors will make the final approval in determining whether to complete any acquisition. The Company intends to seek stockholders' approval for the acquisition of any new business venture. Potential business opportunities, no matter which form they may take, will most likely result in substantial dilution for the Company's shareholders due to the likely issuance of stock to acquire such an opportunity. Any such transaction could likely result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Management and Others.
----------------------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. Due to the fact that the company's monetary funds have been depleted, an officer and stockholder of the Company has advanced funds to the Company to pay Company expenses. The amounts advanced are accruing compound interest at an annual rate of 10% based on average balances owed, and the advance plus accrued interest is shown as a Loan from shareholders and accrued interest in the financial statements. There is no formal plan of repayment of this loan in view of the lack of Company revenues. At January 1, 2001 the balance of this payable was $20,170. During 2001 an additional $12,062 was borrowed from the officer and stockholder and interest of $2,509 was credited to his account. Upon receipt by the Company of the $27,000 for the lease assignment, the Company reimbursed the officer and stockholder $25,000 as partial repayment of this indebtedness leaving a balance unpaid at December 31, 2001 of $9,742. The $12,062 borrowed during 2001 was primarily used to cover legal, accounting, transfer and filing fees.

Parents of the Issuer.
---------------------

     The Company has no parents.

Transactions with Promoters.
---------------------------

     There have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see the caption "Transactions with Management and Others" of this Report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

Exhibit
Number            Description
----------        ------------
    2.1     Articles of Incorporation *
    2.2     By-laws*
    4.1     Form of common stock certificate*

* Filed with the Securities and Exchange Commission on December 4, 2000 as part of the Company's initial Registration Statement on Form 10-SB.

Reports on Form 8-K
-------------------

       During the Company's fourth quarter, the Company filed no reports on Form 8-K.

                                SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  INDUSTRIES INTERNATIONAL INCORPORATED



Date: April 01, 2002          By /s/ Dan Shuput
                                ----------------------------
                                  Dan Shuput,
                                  President

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 01, 2002

                                   /s/ William S. Roberts

                                  William S. Roberts, Director,
                                  Principal Financial Officer and
                                  Principal Accounting Officer


Date: April 01, 2002               /s/ Dan Shuput

                                   Dan Shuput, Director