Form 10QSB
period 2002-03-31
INDUSTRIES INTERNATIONAL INC
filed 2002-06-19
CIK 1128252

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the Quarter Ended: March 31, 2002

[ ] Transition Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the Transition Period from ______________ to _____________


                  Commission File Number: 0-32053

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

     (1)  Yes [ X ]    No [  ]            (2)  Yes [ X ]   No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, Par Value $0.01                    4,996,860
  ---------------------------------------  --------------------------------
             Title of Class                  Number of Shares Outstanding
                                               As of March 31, 2002

              Industries International Incorporated
                  (A Development Stage Company)
                          BALANCE SHEETS


                                                  March 31,    December 31,
                                                    2002           2001
                                                ------------- -------------
                                                 (Unaudited)     (Audited)
                              ASSETS

CURRENT ASSETS:
   Cash                                         $         442  $      1,064
                                                ------------- -------------
        Total Current Assets                              442         1,064
                                                ------------- -------------

        TOTAL ASSETS                            $         442   $     1,064
                                                ============= =============


              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Accounts Payable                             $       3,496   $       176
   Loans from shareholders and accrued interest         9,985         9,739
                                                ------------- -------------

         Total Current Liabilities                     13,481         9,915

Shareholders' Deficit
  Common Stock, $0.01 par value, authorized
     20,000,000 shares; 4,996,860 shares issued
     and outstanding                                   49,969        49,969
   Additional Paid in Capital                         406,909       406,360
   Accumulated deficit                               (469,917)     (465,180)
                                                ------------- -------------

         Total Stockholders' Deficit                  (13,039)       (8,851)
                                                ------------- -------------
         TOTAL LIABILITIES AND
          SHAREHOLDERS' DEFICIT                  $        442  $      1,064
                                                ============= =============



         See accompanying notes to financial statements.

              Industries International Incorporated
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                               Period From
                                 For the Three  For the Three  Inception
                                 Months Ended   Months Ended   (Jan. 11, 1991)
                                 March 31,      March 31,      to March 31
                                 2002           2001           2002
                                 -------------- -------------- --------------

Revenues                         $           -  $           -  $      27,000

Expenses:
   Amortization expense                      -              -          1,000
   Advertising                               -              -            339
   Development costs                         -              -         69,135
   General administrative                  121            784          9,991
   Interest expense                        245            589          7,601
   Professional Fees                     4,371            600        408,851
                                 -------------- -------------- --------------

      Total Expenses                     4,737          1,973        469,917
                                 -------------- -------------- --------------

NET LOSS                         $      (4,737) $      (1,973) $    (469,917)
                                 ============== ============== ==============
Net loss per share,
  basic and diluted              $      (0.001) $     (0.0004)
                                 ============== ==============
Weighted average shares
 outstanding                          4,996,860      4,996,860
                                 ============== ==============









          See accompanying notes to financial statements



                      Industries International Incorporated
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 Period from
                                                    For the Three  For the Three Inception
                                                    Months Ended   Months Ended  (Jan. 11, 1991)
                                                    March 31,      March 31,     to March 31,
                                                    2002           2001          2002
                                                    -------------  ------------- --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net Loss                                          $    ( 4,737)  $     (1,973) $    (469,917)

  Contributed capital - noncompensated services              550            550          8,349

  Changes in operating assets and
   liabilities accounts:
     Increase (decrease)in accounts
      payable and accrued interest                         3,320         (5,935)         3,496
     (Increase) decrease in prepaid expenses                   -              -              -
                                                    -------------  ------------- --------------

       Net Cash Used By Operating Activities                (867)        (7,358)      (458,072)
                                                    -------------  ------------- --------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
   Increase (decrease) in loans from
     shareholders/officers                                   245          7,358          9,985
   Issuance of common stock for cash                           -              -         77,979
   Issuance of common stock for services                       -              -        370,550
                                                    -------------  -------------- -------------
       Net Cash Provided By Financing Activities               -          7,358        458,514
                                                    -------------  ------------- --------------
Net Increase (Decrease) in Cash                             (622)             -            442

Cash, at Beginning of Period                               1,064              -              -
                                                    -------------  ------------- --------------

Cash at End of Period                               $        442   $          -  $         442
                                                    =============  ============= ==============






                  See accompanying notes to financial statements


                                        4

                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and March 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

NOTE 5 - RELATED PARTY TRANSACTIONS

Since 1997, the Company has not compensated officers, directors and stockholders for time and services rendered for the Company and for use of space in their homes as a Company office. The fair value cost for the above has been estimated to be $1,200, $600, $2,200, $2,200, $2,200 and $550 for the
years 1997, 1998, 1999, 2000, 2001 and the first three months of 2002 respectively and is shown as contributed capital on the books of the Company.

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

Liquidity and Capital Resources
-------------------------------

     The Independent Auditor's Report for the financial statements for the year ended December 31, 2001 contains a "going concern" limitation. The Company does not have any significant cash or other material assets, nor does it have an established source of revenues sufficient to cover operating costs and to allow it to continue as a going concern. The Company currently has no proposed sites for golf courses available to it. Dan Shuput, the President, a director and a principal shareholder of the Company, has furnished the funds necessary to meet the minimal operating expenses of the Company. Although Mr. Shuput has expressed his intention to continue to provide funds for such minimum operating expenses, there is no agreement or obligation on his part to do so. Such funds furnished to the Company by Mr.Shuput are loaned at an annual interest rate of 10% and are due upon demand.

Results of Operations
---------------------

     The Company's operations have been limited to the securing of land for the purpose of golf course development and the seeking of financial partners for the development. Only $27,000 in revenues have been realized since the Company's inception, while expenses totaling $496,917 have been incurred.


                  PART II  -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    The Company is not presently involved in any legal proceedings or disputes nor has it been during the first quarter of 2002.

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

                                  INDUSTRIES INTERNATIONAL, INCORPORATED
                                  [Registrant]

Dated: June 19, 2002             /s/ Dan Shuput
                                   _______________________________________
                                   Dan Shuput
                                   President and Chief Executive Officer