Form 10QSB
period 2002-06-30
INDUSTRIES INTERNATIONAL INC
filed 2002-08-19
CIK 1128252

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the Quarter Ended: June 30, 2002

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

     (1)  Yes [ X ]    No [  ]            (2)  Yes [ X ]   No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, Par Value $0.01                    4,996,860
  ---------------------------------------  --------------------------------
             Title of Class                  Number of Shares Outstanding
                                               As of August 12, 2002

                PART I  -   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                      June 30,    December 31,
                                                        2002         2001
                                                   ------------- -------------
                                                    (Unaudited)    (Audited)

                              ASSETS

Current Assets:
   Cash                                            $         414 $      1,064
                                                   ------------- -------------
     Total Current Assets                                    414        1,064
                                                   ------------- -------------

TOTAL ASSETS                                       $         414 $      1,064
                                                   ============= =============



               LIABILITIES AND STOCKHOLDERS' EQUITY


Current Liabilities:
  Accounts payable                                 $        278  $        176
  Loans from shareholders and accrued interest           13,806         9,739
                                                   ------------- -------------

        Total current liabilities                        14,084         9,915


Stockholders' Deficit:
   Common Stock, $0.01 par value, authorized
     20,000,000 shares; 4,996,860 shares issued
     and outstanding                                     49,969        49,969
   Additional Paid in Capital                           407,460       406,360
   Accumulated deficit                                 (471,099)     (465,180)
                                                   ------------- -------------

        Total Stockholders Deficit                      (13,670)       (8,851)
                                                   ------------- -------------

  TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT      $        414    $    1,064
                                                   ============= =============


          See accompanying notes to financial statements





                          INDUSTRIES INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                          Period from
                                 For the Three  For the Three For the Six   For the Six   Inception
                                 Months Ended   Months Ended  Months Ended  Months Ended  (Jan. 11, 1991)
                                 June 30,       June 30,      June 30,      to June 30,   to June 30,
                                 2002           2001          2002          2001          2002
                                 -------------- ------------- ------------- ------------- -------------

Revenues:                        $           -  $          -  $          -  $          -  $     27,000
                                 -------------- ------------- ------------- ------------- -------------

  Total Revenues                             -             -             -             -        27,000

Expenses:
  Amortization expense                       -             -             -             -         1,000
  Advertising                                -             -             -             -           339
  Development costs                          -             -             -             -        69,135
  General and administrative                78           599           199         1,383        10,069
  Interest expense                         295           737           540         1,326         7,896
  Professional fees                        809         3,900         5,180         4,500       409,660
                                 -------------- ------------- ------------- ------------- -------------

     Total Expenses                      1,182         5,236         5,919         7,209       498,099
                                 -------------- ------------- ------------- ------------- -------------

     Net Loss                    $      (1,182) $     (5,236) $     (5,919) $     (7,209) $   (471,099)
                                 ============== ============= ============= ============= =============

Net Loss Per Common Share        $       (0.00) $      (0.01) $     (0.00)  $      (0.00)
                                 ============== ============= ============= =============
Weighted Average Shares
 Outstanding                         4,996,860     4,996,860     4,996,860     4,996,860
                                 ============== ============= ============= =============








                              See accompanying notes to financial statements.



                                        3




                          INDUSTRIES INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Period from
                                                                                         Inception
                                                             For the Six Months Ended    (Jan 11, 1991)
                                                                       June 30,          to June 30,
                                                                 2002          2001      2002
                                                             ------------- ------------- --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                                   $     (5,919) $     (3,434) $    (471,099)
  Capital contribution of services & facilities by officers         1,100         1,100          8,900
  Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                          102            -             278
                                                             ------------- ------------- --------------

      Net Cash Used in Operations                                  (4,717)       (2,334)      (461,921)
                                                             ------------- ------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                                     -             -         77,979
  Issuance of common stock for services                                 -             -        370,550
  Increases -Advances by officer/stockholder                        4,067         2,334         13,806
                                                             ------------- ------------- --------------

      Net Cash From Financing Activities                            4,067         2,334        462,335
                                                             ------------- ------------- --------------

Net Increase (decrease)in Cash                                       (650)            -              -

Cash, at Beginning of Period                                        1,064             -              -
                                                             ------------- ------------- --------------

Cash at End of Period                                        $        414  $          -  $         414
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












                              See accompanying notes to financial statements

                                        4

                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and June 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and June 30, 2001 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - COMMON STOCK

At inception (January 11, 1991), 100,000 shares of the Company's common stock were issued for compensation and services rendered to the Company's officers, which were valued at $01 (par value) per share. Since that time, the Company has issued 2,050,000 shares of common stock at par value and 2,327,000 shares of common stock at $.15 per share as payment for services and various expenses incurred. In addition to common stock issued for services and expenses, the Company has issued, for cash, a total of 519,860 shares of common stock valued at $.15 per share. As of June 30, 2002, the issued and outstanding shares total 4,996,860.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since 1997, the Company has not compensated officers, directors and stockholders for time and services rendered for the Company and for use of space in their homes as a Company office. The fair value cost for the above has been estimated to be $1,200, $600, $2,200, $2,200, $2,200 and $1,100 for
the years 1997, 1998, 1999, 2000, 2001 and the first six months of 2002 respectively and is shown as contributed capital on the books of the Company.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

        SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

    This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition , results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, and plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as "forward-looking statements".

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


Results of Operations
---------------------

     The Company's operations have been limited to the securing of land for the purpose of golf course development and the seeking of financial partners for the development. Only $27,000 in revenues have been realized since the Company's inception, while expenses totaling $498,099 have been incurred.


                  PART II  -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    The Company is not presently involved in any legal proceedings or disputes nor has it been during the second quarter of 2002.

ITEM 2.     CHANGE IN SECURITIES

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.
     -----------

            99.1 Written Statement of the Chief Executive Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

            99.2 Written Statement of the Principal Financial Officer with respect to compliance with Section 13(a) of the Securities Exchange Act of 1934.

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

                                  INDUSTRIES INTERNATIONAL, INCORPORATED
                                  [Registrant]


Dated: August 19, 2002             /S/ Dan Shuput
                                   _____________________________________
                                   Dan Shuput
                                   President and Chief Executive Officer

                                   /s/ William S. Roberts
                                   ______________________________________
                                   William S. Roberts
                                   Secretary/Treasurer and CFO