Form 10QSB
period 2002-09-30
INDUSTRIES INTERNATIONAL INC
filed 2002-11-14
CIK 1128252

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-QSB


[X] Quarterly Report Under Section 13 or 15 (d) of the Securities Exchange Act of 1934

       For the Quarter Ended: September 30, 2002

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

     (1)  Yes [ X ]    No [  ]            (2)  Yes [ X ]   No [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, Par Value $0.01                    4,996,860
  ---------------------------------------  --------------------------------
             Title of Class                  Number of Shares Outstanding
                                               As of November 8, 2002

                PART I  -   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                                   September 30,  December 31,
                                                       2002          2001
                                                   ------------- -------------
                                                    (Unaudited)    (Audited)

                              ASSETS

Current Assets:
  Cash                                             $         61  $      1,064
                                                   ------------- -------------

Total Current Assets                                         61         1,064
                                                   ------------- -------------

     TOTAL ASSETS                                  $         61  $      1,064
                                                   ============= =============




              LIABILITIES AND STOCKHOLDERS' DEFICIT


Current Liabilities:
  Accounts payable                                 $        699  $        176
  Loans from shareholders and accrued interest           14,280         9,739
                                                   ------------- -------------

     Total Current Liabilities                           14,979         9,915
                                                   ------------- -------------

Stockholders' Deficit
   Common Stock, $0.01 par value, authorized
     20,000,000 shares; 4,996,860 shares issued
     and outstanding at September 30, 2002 and
     December 31, 2001                                   49,969        49,969
   Additional Paid in Capital                           408,010       406,360
   Deficit Accumulated During Development              (472,897)     (465,180)
                                                   ------------- -------------

     Total Stockholders Deficit                         (14,918)       (8,851)
                                                   ------------- -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $         61  $      1,064
                                                   ============= =============




         See accompanying notes to financial statements.

                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)
                     STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                                          Period from
                                 For the Three  For the Three For the nine  For the nine  Inception
                                 Months Ended   Months Ended  Months Ended  Months Ended  (Jan. 11, 1991)
                                 September 30,   September 30,September 30, September 30, to September 30,
                                    2002           2001          2002          2001       2002
                                 -------------- ------------- ------------- ------------- -------------
Revenues:                        $           -  $          -  $          -  $          -  $     27,000

Expenses:
  Amortization expense                       -             -             -             -         1,000
  Advertising                                -             -             -             -           339
  Development costs                          -             -             -             -        69,135
  General and administrative                93           573           292         1,857        10,162
  Interest expense                         332           814           996         2,141         8,352
  Professional fees                      1,249         1,496         6,429         6,094       410,909
                                 -------------- ------------- ------------- ------------- -------------

     Total Expenses                      1,674         2,883         7,717        10,092       499,897
                                 -------------- ------------- ------------- ------------- -------------

     Net Loss                    $      (1,674) $     (2,883) $     (7,717) $    (10,092) $   (472,897)
                                 ============== ============= ============= ============= =============

Net Loss Per Common Share        $       (0.00) $      (0.00) $     (0.00)  $      (0.00)
                                 ============== ============= ============= =============
 Weighted Average Shares
 Outstanding                         4,996,860     4,996,860     4,996,860     4,996,860
                                 ============== ============= ============= =============























See accompanying notes to financial statements






                          INDUSTRIES INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Period
                                                                                          From Inception
                                                             For the Nine Months Ended   (January 11, 1991)
                                                                   September 30,         to September 30,
                                                                 2002          2001           2002
                                                             ------------- ------------- --------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
  Net Loss                                                   $     (7,717) $    (10,092) $    (472,897)
  Capital contribution of services & facilities by officers         1,650         1,650          9,450
  Changes in operating assets and liabilities:
     Increase (decrease) in accounts payable                          523        (5,115)           699
                                                             ------------- ------------- --------------

      Net Cash Used in Operations                                  (5,544)      (13,557)      (462,748)
                                                             ------------- ------------- --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock for cash                                     -             -         77,979
  Issuance of common stock for services                                 -             -        370,550
  Increases -Advances by officer/stockholder                        4,541        13,557         14,280
                                                             ------------- ------------- --------------

      Net Cash From Financing Activities                            4,541        13,557        462,809
                                                             ------------- ------------- --------------

Net Increase in Cash                                               (1,003)            -             61

Cash, at Beginning of Period                                        1,064             -              -
                                                             ------------- ------------- --------------

Cash at End of Period                                        $         61   $         -  $          61
                                                             ============= ============= ==============









See accompanying notes to financial statements


                  INDUSTRIES INTERNATIONAL, INC.
                  (A Development Stage Company)

                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and September 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and September 30, 2001 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 - COMMON STOCK

At inception (January 11, 1991), 100,000 shares of the Company's common stock were issued for compensation and services rendered to the Company's officers, which were valued at $01 (par value) per share. Since that time, the Company has issued 2,050,000 shares of common stock at par value and 2,327,000 shares of common stock at $.15 per share as payment for services and various expenses incurred. In addition to common stock issued for services and expenses, the Company has issued, for cash, a total of 519,860 shares of common stock valued at $.15 per share. As of September 30, 2002, the issued and outstanding shares total 4,996,860.

NOTE 5 - RELATED PARTY TRANSACTIONS

Since 1997, the Company has not compensated officers, directors and stockholders for time and services rendered for the Company and for use of space in their homes as a Company office. The fair value cost for the above has been estimated to be $1,200, $600, $2,200, $2,200, $2,200 and $1,650 for
the years 1997, 1998, 1999, 2000, 2001 and the first nine months of 2002 respectively and is shown as contributed capital on the books of the Company.

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

Results of Operations
---------------------

     The Company's operations have been limited to the securing of land for the purpose of golf course development and the seeking of financial partners for the development. Only $27,000 in revenues have been realized since the Company's inception, while expenses totaling $499,897 have been incurred.

ITEM 3.   CONTROLS AND PROCEDURES

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                  PART II  -  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

    The Company is not presently involved in any legal proceedings or disputes nor has it been during the third quarter of 2002.

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

                                  INDUSTRIES INTERNATIONAL, INCORPORATED
                                  [Registrant]


Dated: November 13, 2002          /s/ Dan Shuput
                                   _______________________________________
                                   Dan Shuput
                                   President and Chief Executive Officer


                                   /s/ William S. Roberts
                                   _______________________________________
                                   William S. Roberts
                                   Secretary/Treasurer and CFO


                         CERTIFICATIONS

I, Dan Shuput, the Chief Executive Officer of Industries International Incorporated, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Industries International Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002
                                 /s/ Dan Shuput
                                 --------------------------------------
                                 Dan Shuput, Chief Executive Officer


                          CERTIFICATIONS

I, William S. Roberts, Chief Financial Officer of Industries International Incorporated certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Industries International Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

 a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

 b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

 c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 13, 2002
                                 /s/ William S. Roberts
                                 -----------------------------------------
                                 William S. Roberts, Chief Financial Officer