Form 10KSB
period 2002-12-31
INDUSTRIES INTERNATIONAL INC
filed 2003-04-14
CIK 1128252

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(MARK ONE)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                   For the Fiscal Year Ended December 31, 2002

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

       For the transition period from _______________ to ________________

                        Commission File Number 000-32053

                     INDUSTRIES INTERNATIONAL, INCORPORATED
                 -----------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Nevada                                    87-0522115
      -----------------------------------  -----------------------------------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
        of incorporation or organization)

                    4/F, Wondial Building, Keji South 6 Road
                Shenzhen High-TecH Industrial Park, Shennan Road
                                 Shenzhen, China
               --------------------------------------------------
               (Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code: 011-86-755-26520839

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class        Name of each exchange on which each is registered
 -------------------        -------------------------------------------------
           None                                   None

Securities registered pursuant to Section 12(g) of the Act:

                            Common Stock, par value $
                           ---------------------------
                                (Title of class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----     ----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for the fiscal year ended December 31, 2002 were $0.

     The number of shares of the registrant's common stock, no par value per share, outstanding as of March 28, 2003 was 20,000,000. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 27, 2003, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $3,997,488.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transition Small Business Disclosure Format:         Yes            No    X
                                                        ---------      --------


                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                              ------
PART I

         FORWARD LOOKING STATEMENTS.......................................................................        3
         ITEM 1.      BUSINESS............................................................................        4
         ITEM 2.      DESCRIPTION OF PROPERTY.............................................................        8
         ITEM 3.      LEGAL PROCEEDINGS...................................................................        8
         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS....................................................................        8

PART II

         ITEM 5.      MARKET FOR COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.........................................................        9
         ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS................................................       15
                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ITEM 7.      FINANCIAL STATEMENTS................................................................       15
         ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE..............................................       15

PART III

         ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                      CONTROL PERSONS; COMPLIANCE WITH
                      SECTION 16(a) OF THE EXCHANGE ACT...................................................       15
         ITEM 10.     EXECUTIVE COMPENSATION..............................................................       17
         ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT...............................................................       19
         ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................       20
         ITEM 13.     DISCLOSURE CONTROLS AND PROCEDURES..................................................       20
         ITEM 14.     EXHIBITS AND REPORTS OF FORM 8-K....................................................       21

SIGNATURES

FINANCIAL STATEMENTS  F-1 - F-7


                    NOTE REGARDING FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section of this Annual Report titled "Management's Discussion and Analysis of Financial Condition and Results of Operation-Factors Affecting Business, Operating Results and Financial Condition", as well as other factors, such as a decline in the general state of the Chinese economy, which will be outside our control. You are cautioned not to place undue reliance on these forward-looking statements, which relate only to events as of the date on which the statements are made. We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

         When the words "we", "our" or "the Company" are used in this Annual Report on Form 10-KSB, they refer to Industries International, Incorporated and its subsidiary, Shenzhen Kexuntong Industrial Co., Ltd., a joint venture company incorporated in China, which is owned 95% by Industries International, Incorporated, and which, in turn, owns 68.73% of Shenzhen Wonderland Communication Science and Technology Co., Ltd. ("Wonderland"), a company incorporated in China.

CORPORATE REORGANIZATION

         Industries International, Incorporated, a Nevada corporation, was incorporated under the laws of the state of Nevada on January
11, 1991.

         Pursuant to an Amended and Restated Agreement and Plan of Share Exchange dated as of February 10, 2003 (the "Exchange Agreement") by and among Broad Faith Limited, a British Virgin Islands company ("Broad Faith"), Dr. Kit Tsui, an individual who was the sole stockholder of Broad Faith ("Dr. Tsui"), the Company, Daniel Shuput, an individual who was the holder of at least a majority of the Company's outstanding capital stock ("Shuput"), William Roberts ("Roberts") and Gayle Terry ("Terry"), each individual stockholders of the Company, the Company agreed to issue to Dr. Tsui 28,131,944 shares of its common stock, par value $.01 per share (the "INDI Common Stock"), in exchange for each share of Broad Faith's common stock, par value $1.00 per share (the "Broad Faith Common Stock"), issued and outstanding on the date of the consummation of the exchange. At the closing of the transaction, the Company acquired 100% of the issued and outstanding shares of Broad Faith and Broad Faith became a wholly-owned subsidiary of the Company.

         Prior to the closing, approximately 75% of all the Company's issued and outstanding shares were held directly by Shuput. At the closing, Dr. Tsui was issued an aggregate of 15,003,140 authorized and unissued shares of INDI Common Stock, which shares represented approximately 75% of the total then issued and outstanding shares of the Company. As part of its obligations under the Exchange Agreement, the Company is required to increase its authorized capital stock to at least 100,000,000 shares and to issue to Dr. Tsui (and/or his designees) an additional 41,260,748 shares, at which time Dr. Tsui (collectively with his designees, will own approximately 92%, and Shuput will own approximately
5.5%, of the total then issued and outstanding shares of the Company's common stock. Pursuant to the Exchange Agreement, on the closing date, the Company's three officers, Shuput, Roberts and Terry, resigned as the Company's officers and appointed Dr. Tsui as the Chairman of the Board and Chief Executive Officer and Mr. Weijiang Yu as the President. In addition, Shuput, Roberts and Terry resigned as the Company's directors and appointed Dr. Tsui, Mr. Yu and Mr. Zhiyong Xu as the Company's new board of directors. On February 14, 2003 the Board of Directors appointed Mr. Xu as Secretary of the Company and Ms. Guoqiong Yu as the Chief Financial Officer and Treasurer of the Company.

            On April 10, 2003, the Company amended and restated its Articles of Incorporation to authorize 500,000,000 shares of capital stock. On April 14, 2003, Dr. Tsui designated an additional 73 persons as owners of the Company's common stock.

BUSINESS

            Prior to our reorganization with Broad Faith, we had no operations and no revenues for the fiscal year ended December 31, 2002. As reorganized the Company, which is now based in Shenzhen, China, is engaged in the development, production and distribution throughout China of communications terminal products, mainly corded and cordless telephones which are sold under the trademark, Wondial(TM).The following discussion describes our business as reorganized.

PRODUCTS AND DISTRIBUTION

         We produce two series of corded telephones, the HA9000, a basic corded telephone, and the HCD9000, a telephone that is capable of many functions including caller identification, time display, telephone book, memory of calls made and received, calculator, speed dial, and alarm. We currently have 17 models of corded telephones in the marketplace ranging in price from $5 to $150.

         We produce 12 different models of cordless telephones under our HWCD series. These telephones come with functions such as channel selection, speed dialing, programmable IDD lock, automatic redial, ringer selection, intercom use and caller identification display. The models are differentiated by their functions and by the number of handsets that come with the base unit.

         We also produce walkie-talkies and hand-to-hand radios under our WT series of products and, under our FW series of products, we produce digital voice repeaters for use by students of foreign languages. The digital voice repeaters are designed to play back words, phrases and sentences in foreign languages.

         Our products are targeted to consumers and businesses within the People's Republic of China. We maintain a nationwide distribution network that includes 28 independent regional distributors that account for more than 5,100 points-of-sale in 200 major cities in China.

FUTURE PRODUCTS

         We are currently developing new products that we expect to introduce into the Chinese market during the next 12 months. These include

o a cordless telephone with a recording function, a cordless telephone for office use, a 900Hz cordless telephone for the overseas market, a 2.4G digital cordless telephone and an Internet protocol (IP) telephone;

o multi-speed voice repeaters, CD-ROM voice repeaters and voice repeaters with a recording function; and

o walkie-talkies with radio, walkie-talkies displaying weather forecast messages and a professional walkie-talkie with a 15 kilometer range.

COMPETITION.

         Competition in the communications equipment market in China is intense. The market is continually evolving and is subject to changing technology. Our competitors in China include TCL, Bu Bu Gao and Qiao Xing. Many of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. Our competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced earlier than our products. In the fiscal year ended December 31, 2002, we continued to be price competitive. We attempt to differentiate ourself from our competitors by working to increase our brand name recognition, maintaining and enhancing product quality, providing adequate after-sale service, developing products with appealing functions, enhancing our distribution channels and keeping our production costs controlled.

         We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current or future competitors, our business could suffer.

SOURCES AND AVAILABILITY OF RAW MATERIALS

         The primary components used in manufacturing our products include integrated circuits, liquid crystal displays, printed circuit boards, antennas, adaptors and switches. The sources of these components are primarily electronics products suppliers located in or near Shenzhen City, although certain integrated circuit and micro-controller units are imported from Hong Kong. While we purchase these components from a few vendors, the components are produced by many manufacturers in China. If a source for one or more of the components was to fail, we believe that we could easily begin purchasing the components from other manufacturers.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

         We have sales agreements with all of our distributors. These agreements are renewed on an annual basis. During the fiscal year ended December 31, 2002, our regional distributor for Shenzhen City accounted for approximately 14% of our sales revenue. We believe that we would be able to replace this distributor, or any of our distributors, if circumstances required.

INTELLECTUAL PROPERTY

         We rely generally on patent, copyright, trademark and trade secret laws to protect and maintain our proprietary rights for our technology and products. We currently have three patents from the Chinese Patents Bureau, all of which will expire by December 31, 2011. We do not believe that the expiration of these patents will have a material adverse effect on our business, because we continually develop new product designs. While we may continue to file patent applications to protect our technology and products, we cannot be sure that our patents will provide commercially significant protection to our technology. We have also trademarked the name "Wondial".

         We attempt to avoid infringing known proprietary rights of third parties in our product development efforts. If we were to discover that our products violate third-party proprietary rights, we may not be able to offer these products without substantial re-engineering. Efforts to re-engineer might not be successful, licenses from the owners of the technology may be unavailable on commercially reasonable terms, if at all, and litigation may not be avoided or settled without substantial expense and damage awards.

GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES.

         China has enacted regulations governing telephones and telephone communications. Pursuant to these regulations, individuals or entities wanting to sell telephone equipment or connect to the telephone network in China must obtain certain permits from the Ministry of Posts and Telecommunications and all telecommunications equipment must have a network access license. In the past, we have not encountered any difficulty in obtaining such permits and licenses and we are currently holding all the permits and licenses necessary for manufacturing and selling our products.

         We intend to work diligently to assure compliance with all applicable government regulations that impact our business. We cannot assure you, however, that additional regulations will not be enacted which might adversely impact our operations.

NUMBER OF EMPLOYEES

         We presently have approximately 1,113 employees, of which approximately 1,109 are full time employees. We consider our relations with our employees to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently own the six story Wondial Building located at Keji South 6 Road, Shenzhen High-Tech Industrial Park, Shennan Road, Shenzhen, China in which our office, manufacturing and warehouse facilities are located. The building is suitable for our needs at this time and management believes it will be suitable for our needs during the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS.

         We are not currently a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

MARKET INFORMATION.

         Our common stock was accepted for quotation on the OTC Bulletin Board on December 7, 2001 and was assigned the trading symbol INDI.OB. On January 23, 2002 the initial listing on the OTC Bulletin Board consisted of 20,000 shares of our common stock at $0.05 per share. There has been only sporadic trading in our common stock since then, therefore management does not believe that an established market exists for our common stock.

HOLDERS

     Our  transfer  agent  is  Interwest   Transfer   Company,   Inc.,  1981  E.
Murray-Holladay Road, Holladay, Utah 84117. The number of record holders of our common stock at March 28, 2003 was 41.

DIVIDENDS

         We have not declared any cash dividends with respect to our common stock and we do not intend to declare dividends in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                          Number of securities
                                                                                          remaining available for
                                Number of securities to be                                future issuance under
                                the issued upon exercise of   Weighted average exercise   equity compensation plan
                                outstanding  options,         price of outstanding        (excluding securities
                                warrants and rights           options warrants and rights  reflected in column (a)
Plan Category                             (a)(2)                       (b)(3)                         (c)
------------------------------- ---------------------------- ---------------------------- ----------------------------

Equity Compensation Plan that
is Shareholder Approved(1)
                                        15,000,000                       N/A                      15,000,000
------------------------------- ---------------------------- ---------------------------- ----------------------------

(1) The Company received approval from its stockholders of the Industries International, Inc. 2003 Equity Incentive Plan on April 7, 2003.
(2) Pursuant to the terms of the Industries International, Inc. 2003 Equity Incentive Plan, awards may be granted for options (both incentive stock options and non-qualified stock options) and for restricted stock and stock bonuses.
(3) As of the date of this Annual Report, no awards have been made under the Industries International, Inc. 2003 Equity Incentive Plan.

RECENT SALES OF UNREGISTERED SECURITIES

         Pursuant to an Amended and Restated Agreement and Plan of Share Exchange dated as of February 10, 2003 by and among Broad Faith Limited, a British Virgin Islands company ("Broad Faith"), Dr. Kit Tsui, an individual who was the sole stockholder of Broad Faith, the Company, Daniel Shuput, an individual who was the holder of at least a majority of the Company's outstanding capital stock, William Roberts and Gayle Terry, each individual stockholders of the Company, the Company agreed to issue to Dr. Tsui 28,131,944 shares of its common stock, par value $.01 per share, in exchange for each share of Broad Faith's common stock, par value $1.00 per share, issued and outstanding on the date of the consummation of the exchange. At the closing of the transaction, the Company acquired 100% of the issued and outstanding shares of Broad Faith and Broad Faith became a wholly-owned subsidiary of the Company.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

FACTORS AFFECTING BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

      You should carefully consider the risks described below and all of the information included in this Form 10-KSB. If any of the following risks occur, our business, financial condition and results of operations could be harmed, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock.

The current global economic downturn has depressed and may continue to depress discretionary consumer spending for products like ours, which would adversely affect our revenues, gross margins and expenses.

         Our annual revenue and operating results may fluctuate due to the effects of general economic conditions globally, and, in particular, market conditions in the telecommunications industry. Products such as ours are often discretionary purchases, which consumers who are concerned about job losses or other economic factors may decide not to buy. We are uncertain about the extent, severity, and length of the economic downturn. If the economic conditions globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience material negative effects on our business, operating results, and financial condition.

Our operating results may vary, making future operating results difficult to predict. This makes it difficult to set budgets, predict cash flow and plan staffing. If our assumptions in these matters are incorrect, it could affect our business, financial condition and operating results.

      Our quarterly and annual operating results have varied in the past and will likely vary in the future. A number of factors, many of which are beyond our control, may cause our operating results to vary, including:

o Unfavorable changes in the prices and delivery of the components we purchase;

o    The size and timing of orders for our products, which may vary;

o The size and timing of our expenses, including operating expenses and expenses of developing new products and product enhancements;

o Our ability to attain and maintain production volumes and quality levels for our products.

         Our budgets and commitments that we have made for the future are based in part on our expectations of future sales. If our sales do not meet expectations, it will be difficult for us to reduce our expenses quickly, and consequently our operating results may suffer.

         Any of the above factors could harm our business, financial condition and results of operations. We believe that period-to-period comparisons of our results of operations are not meaningful, and you should not rely upon them as indicators of our future performance.

Our market is highly competitive, and we may not have the resources to compete adequately. If we are not competitive, it will affect our financial condition and results of operations.

         The market for our communications equipment is rapidly evolving and highly competitive. We expect competition to intensify in the future as existing competitors develop new products and new competitors enter the market.

      We face competition from companies providing corded and cordless telephones in China. Our principal competitors are TCL, Bu Bu Gao and Qiao Xing. Some of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, manufacturing and other resources. These competitors may also have more established distribution channels and may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. These competitors may enter our existing or future markets with products that may be less expensive, provide higher performance or additional features or be introduced earlier than our products.

      We expect our competitors to continue to improve the performance of their current products and introduce new products. If our competitors successfully introduce new products or enhance their existing products, this could reduce the sales or market acceptance of our products and services, increase price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. We may not have sufficient resources to make these investments or to make the technological advances necessary to be competitive, which in turn will cause our business to suffer.

We rely on third-party technology and products; if these components are not available, our business may suffer.

      We purchase technology from third parties that is incorporated into our products. If we were unable to purchase an adequate supply of these components on a timely basis, we would be required to develop alternative solutions. This could entail qualifying an alternative source or redesigning our products based on different components. Our inability to obtain these components could significantly delay shipment of our products, which could have a negative effect on our business, financial condition and results of operations.

Software or hardware errors may seriously harm our business and damage our reputation, causing loss of customers and revenues.

      Users expect telephones to be reliable. Our products are inherently complex and may have undetected software or hardware errors. We have detected and may continue to detect errors and product defects in our current products, new product releases and product upgrades. Any significant delay in the commercial introduction of our products due to errors or defects, any design modifications required to correct these errors or defects or any negative effect on customer satisfaction as a result of errors or defects could seriously harm our business, financial condition and results of operations.

Any failure by us to protect our intellectual property could harm our business and competitive position.

      Our success depends, to a certain extent, upon our proprietary technology. We currently rely on a combination of patent, trade secret, copyright and trademark law, together with non-disclosure and invention assignment agreements, to establish and protect the proprietary rights in the technology used in our products.

      Although we have filed patent applications, we are not certain that any patents issued will provide commercially significant protection to our product design. In addition, others may independently develop substantially equivalent proprietary information not covered by patents to which we own rights, may obtain access to our know-how or may claim to have issued patents that prevent the sale of one or more of our products. Also, it may be possible for third parties to obtain and use our proprietary information without our authorization. If we fail to protect our proprietary information effectively, or if third parties use our proprietary technology without authorization, our competitive position and business will suffer.

Our market is subject to changing preferences; failure to keep up with these changes would result in our losing market share, thus seriously harming our business, financial condition and results of operations.

      Our customers and end-users expect frequent product introductions and have changing requirements for new products and features. Therefore, to be competitive, we will need to develop and market new products and product enhancements that respond to these changing requirements on a timely and cost-effective basis. Our failure to do so promptly and cost-effectively would seriously harm our business, financial condition and results of operations. Also, introducing new products could require us to write off existing inventory as obsolete, which could harm our results of operations.

If we are unable to raise additional capital when needed, we may be unable to develop or enhance our products and services. Our inability to raise capital as we need it would harm our business.

      We may need to seek additional funding in the future. If we cannot raise funds on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements. We may also be required to reduce operating costs through lay-offs or reduce our sales and marketing or research and development efforts. If we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Our new management plans to expand our business. If we do not manage our growth effectively, our business will suffer.

      Our new management intends to aggressively expand our business, including through acquisitions. We may not be successful in managing any future growth. In order to manage this expansion and to grow in the future, we will need to expand or enhance our management, manufacturing, research and development and sales and marketing capabilities. We may not be able to hire the management, staff or other personnel required to do so.

      We may not be able to easily combine new acquisitions, if we make them, into our business, as we grow we may not be able to install adequate control systems in an efficient and timely manner, and our current or planned operational systems, procedures and controls may not be adequate to support our future operations or new acquisitions. Difficulties in installing and implementing new systems, procedures and controls or in combining an acquired business with ours may significantly burden our management and our internal resources.

      Lead times for materials and components used in the assembly of our products vary significantly, and depend on factors such as the supplier, contract terms and demand for a component at a given time. If orders do not match forecasts, we may have excess or inadequate inventory of certain materials and components, which may seriously harm our business, financial condition and results of operations.

We are dependent for our success on a few employees. The loss of one or more of these employees could have an adverse effect on our operations.

         Our future success will depend, to a significant degree, on the continued services of our executive officers and other key personnel, particularly our Chief Executive Officer, Dr. Kit Tsui, and our President, Weijiang Yu, and on our ability to continue to attract, motivate and retain highly qualified and talented personnel. The loss of Dr. Tsui's or Mr. Yu's services would have a material adverse effect on our business and operations.

We have had the benefit of certain tax incentives, including a tax holiday, in the past, but we may not always be eligible for such programs or the programs may be modified or discontinued altogether. The modification or discontinuance of these tax incentives may have a material effect on our operating performance.

         At present, substantially all of our income is generated in the People's Republic of China by our subsidiary, Shenzhen Wonderland Communication Science and Technology Co., Ltd. ("Wonderland"), an enterprise established in the Special Economic Zone of Shenzhen, China. Businesses in the Special Economic

Zone of Shenzhen are subject to income taxes at a rate of 15%. However, Wonderland qualified for an exemption from income tax for a two year period, starting on January 1, 1997 and ending on January 1, 1999. Following the expiration of the exemption, Wonderland qualified for a 50% reduction in income tax for a period of eight years. This reduction in income tax will expire in the year 2006.

         Additionally, any sales made in the People's Republic of China are generally subject to a value-added tax at the rate of 17% ("output VAT"). The output VAT is payable after offsetting VAT paid on purchases ("input VAT"). Under the preferential policy in Shenzhen, any products produced and sold within Shenzhen are exempted from VAT. Upon verification by the Shenzhen National Tax Bureau, the percentages of Wonderland's sales exempt from VAT under this preferential policy for 1999, 2000 and 2001 were 70%, 56% and 56%, respectively.

         There is no guarantee that Wonderland will be entitled to these tax incentives in the future. Any change in the tax policies of the People's Republic of China or Shenzhen may have a material effect on the Company's operating performance.

PLAN OF OPERATION

         Prior to our reorganization with Broad Faith, we had no operations and no revenues for the fiscal year ended December 31, 2002. We had $27,000 in revenues during the fiscal year ended December 31, 2001. The revenues earned in the fiscal year ended December 31, 2001 were paid for the assignment of rights under a lease agreement.

         The Company was reorganized effective February 10, 2003. Pursuant to this reorganization, Dr. Kit Tsui, the sole shareholder of Broad Faith Limited, a British Virgin Islands corporation, exchanged his stock in Broad Faith Limited for approximately 92% of the Company's outstanding common stock. On February 10, 2003, the Company's three officers, Daniel Shuput, William Roberts and Gayle Terry, resigned as the Company's officers and appointed Dr. Tsui as the Chairman of the Board and Chief Executive Officer and Mr. Weijiang Yu as the President. In addition, Messrs. Shuput and Roberts and Ms. Terry, who were the Company's sole directors, resigned these positions and appointed Dr. Tsui, Mr. Weijiang Yu and Mr. Zhiyong Xu as the Company's new board of directors.

         On February 14, 2003, the Board of Directors appointed Mr. Zhiyong Xu as Secretary of the Company and Ms. Guoqiong Yu as Chief Financial Officer and Treasurer.

         As reorganized the Company, which is based in Shenzhen, China, is engaged in the development, production and distribution throughout China of communications terminal products, mainly corded and cordless telephones. The Company markets many of its products under the brand name "WONDIAL(TM), which management believes is well-established in China.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements, together with the independent auditors' report thereon of Randy Simpson CPA, P.C., appear beginning on page F-1 of this report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 2, 2001 we engaged Randy Simpson CPA, P.C. as our independent auditor for the year ended December 31, 2000. The decision to retain Randy Simpson CPA, P.C., and not to re-engage David T. Thomson P.C., the former independent auditor, was made by the Board of Directors on such date. The decision not to re-engage David T. Thomson P.C. did not involve a dispute with us over accounting policies or practices. The report of David T. Thomson P.C. on our financial statements for the years ended December 31, 1999 and 1998 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principals, but contained an emphasis of matter disclosure due to a going concern uncertainty. In connection with the audit of our financial statements for the years ended December 31, 1999 and 1998, there were no disagreements with David T. Thomson P.C. for the annual periods and for the period up to the date of dismissal on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of David T. Thomson P.C., would have caused the firm to make reference to the matter in its report.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES
         EXCHANGE ACT

IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information regarding our directors and executive officers.

---------------------------------------- ---------- ------------------------------------------------------------
Name                                     Age        Position
---------------------------------------- ---------- ------------------------------------------------------------
Dr. Kit Tsui                             39          Chairman of the Board, Director, Chief Executive Officer
---------------------------------------- ---------- ------------------------------------------------------------
Mr. Weijiang Yu                          31          Director, President
---------------------------------------- ---------- ------------------------------------------------------------
Mr. Zhiyong Xu                           28          Director, Secretary
---------------------------------------- ---------- ------------------------------------------------------------
Ms. Guoqiong Yu                          44          Chief Financial Officer, Treasurer
---------------------------------------- ---------- ------------------------------------------------------------


         Mr. Zhiyong Xu and Dr. Kit Tsui are brothers. Mr. Weijiang Yu is Mr. Zhiyong Xu's brother-in-law. There are no other family relationships among the officers and directors.

BUSINESS EXPERIENCE

         Dr. Kit Tsui. Chairman of the Board, Chief Executive Officer, director. After receiving his doctoral degree in economics from Wuhan City University, Dr. Tsui began his career in 1988 with the Planning Commission of Huangshi City, Hubei Province, China. After leaving the Planning Commission, Dr. Tsui began work for the U.S. Trade Department of Shenzhen Electronics Group, an importer and exporter, as a manager. From 1991 to 1993 he worked for Shenzhen Jingkong Chaoying Industry Co., Ltd. In 1993, he established Shenzhen Wonderland Communication Science And Technology Co., Ltd. and has acted as its Chairman of the Board of Directors from its inception. Dr. Tsui is primarily responsible for our strategic planning and corporate development.

         Weijiang Yu. President and director. After graduating from Hubei Huangshi Academy in 1994, Mr. Yu worked for Design Institute of Hainan Iron & Steel Company. From 1997 to 1999, he was appointed as General Manager of Yixiang Chemical Engineering Company of Erzhou, Hubei. From 1999 to 2002, he was employed as Vice General Manager and Chairman of Shenzhen Wonderland Communication Science And Technology Co., Ltd. Mr. Yu has been awarded the Hubei Distinguished Entrepreneur Award for his achievements in the telecommunication industry. Mr. Yu is primarily responsible for our general management and market development.

         Zhiyong Xu. Secretary and director. After graduating from Guangdong Nationality Institute in 1998, Mr. Xu worked as Vice General Manager of Yixiang Chemical Engineering Company of Erzhou City, Hubei Province. From 2000 through the present, Mr. Xu has been employed by Shenzhen Wonderland Communication Science and Technoloby Co., Ltd., first as its Assistant General Manager and then as its Vice General Manager. Mr. Xu is knowledgeable in modern enterprise management theory and enterprise operations. Mr. Xu is primarily responsible for corporate administration.

         Guoqiong Yu. Chief Financial Officer and Treasurer. From 1988 to 1993, Ms. Yu was employed by Taike New Technology Development Company as its Financial Manager. From 1994 to 2002, Ms. Yu was employed by Shenzhen Jintian Industry Co., Ltd., a public company, in the capacity of financial supervisor, supervising capital operations in excess of $50 million. From 2002 to the present, Ms. Yu has been Chief Financial Officer of Shenzhen Kexuntong Industry Co., Ltd., our major subsidiary. Ms. Yu has a thorough understanding of both domestic and international accounting principles.

TERM OF OFFICE

         The directors named above will serve until the next annual meeting of the Company's shareholders. Absent an employment agreement, officers hold their positions at the pleasure of the Board of Directors.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS.

         During the past five years, no current director or executive officer of the Company:

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

AUDIT COMMITTEE FINANCIAL EXPERT

         We have undergone a significant change in management since the consummation of the Exchange Agreement. According to our bylaws, the number of positions on our Board of Directors cannot exceed three. We have obtained approval from our majority shareholder to amend our bylaws so that we can increase the number of positions on our Board of Directors and we have notified our remaining shareholders of this action. We intend to begin an active search for an individual who will qualify as an audit committee financial expert.

COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership of our common stock with the Securities and Exchange Commission. Directors, executive officers and persons who own more than 10% of our common stock are required by Securities and Exchange Commission regulations to furnish to us copies of all Section 16(a) forms they file.

         To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2002 fiscal year our directors, executive officers and persons who own more than 10% of our common stock complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

         During the past three fiscal years we did not pay cash compensation to our chief executive officer or to any officer. Accordingly, no table relating to executive compensation has been included in this Annual Report.

         We currently do not have a long term incentive plan or arrangement of compensation with any individual in the group of our officers and directors.

         Directors are not currently paid compensation for their services. Our bylaws permit us, upon resolution of the Board of Directors, to pay to directors a fixed sum and expenses for actual attendance at each regular or special meeting of the Board.

EMPLOYMENT AGREEMENTS

         Through our subsidiary, Shenzhen Wonderland Communication Science and Technology Co., Ltd., we have entered into employment agreements with Mr. Weijiang Yu and Mr. Zhiyong Xu. These employment agreements each have a term of one year, beginning on January 1, 2003 and ending on December 31, 2003. Annual compensation for Mr. Yu is $32,000 per year and annual compensation for Mr. Xu is $17,500.

         Through our subsidiary, Shenzhen Kexuntong Industrial Co., Ltd., we have entered into an employment agreement with Ms. Guaqiong Yu. The term of the agreement is one year, beginning on August 7, 2002 and ending on August 6, 2003. Ms. Yu's annual salary is $17,500.

EQUITY INCENTIVE PLAN

         On February 28, 2003 our Board of Directors approved the Industries International, Inc. 2003 Equity Incentive Plan (the "Plan"). The Plan is intended to provide incentives to attract, retain and motivate both eligible employees and directors of the Company, as well as consultants, advisors and independent contractors who provide valuable services to the Company (any such person hereinafter called a "Participant"). At the present time, we have approximately 3 directors and 1,113 employees who may receive awards under the Plan. The number of persons covered by the Plan may increase if we add additional directors or employees, or if we grant awards to consultants, advisors or independent contractors.

         The Plan will be administered by the Board or by a committee of the Board. Within certain limits, the administrator of the Plan, whether the Board or a committee thereof, will be authorized to select eligible Participants to receive awards under the Plan, determine the number of shares included in such awards, determine the form, term, vesting, exercisability, and required payment, if any, of such awards, and to make any other determinations necessary or useful for the administration of the Plan. The administrator of the Plan may issue options with an exercise price equal to or above 85% of the market price of our common stock at the date of issuance, except that (i) Incentive Stock Options must have an exercise price equal to or above the market price as of the date of issuance, and (ii) options issued to Participants who beneficially own at least 10% of the Company's issued and outstanding common stock must have an exercise price equal to or above 110% of the market price on the date of issuance. The administrator of the Plan may set any period of time, up to ten years, for the expiration of options, except that options issued to Participants who beneficially own at least 10% of our issued and outstanding common stock must expire within five years from the date of issuance. Options granted under the Plan can only be exercised by delivery to the administrator of an exercise agreement in a form approved by the administrator. Initially, 15,000,000 shares of the Company's common stock, with a market value of $15,150,000 as of March 28, 2003, are reserved for issuance under the Plan. Under the Plan, awards may consist of grants of options to purchase our common stock (either Incentive Stock Options (for eligible persons) or Non-Qualified Stock Options, as each is defined in the Internal Revenue Code), grants of restricted common stock, or grants of common stock.

         On April 7, 2003 we received stockholder approval of the Plan. No awards have been granted from the Plan as of the date of this report.

         During the fiscal year ended December 31, 2002 there were no grants of incentive stock options to, or exercises of incentive stock options by, any executive officer.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The following table sets forth, as of March 28, 2003, information regarding the beneficial ownership of our common stock with respect to each of our executive officers, each of our directors, each person known by us to own beneficially more than 5% of the common stock, and all of our directors and executive officers as a group. The term "executive officer" is defined as the Chief Executive Officer, the President and the Chief Financial Officer. Each individual or entity named has sole investment and voting power with respect to shares of common stock indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted.

----------------------- ----------------------------------------- --------------- --------------

                                                                    Number of
                                                                    Shares of
                                                                   Common Stock    Percentage
  Title of Class of                                                Beneficially     of Common
       Security                   Name and Address(1)                Owned(2)         Stock
----------------------- ----------------------------------------- --------------- --------------

Common Stock            Dr. Kit Tsui(3)(4)(5)                         56,263,888          91.8%
Common Stock            Mr. Weijiang Yu (3)(4)
Common Stock            Mr. Zhiyong Xy(4)
Common Stock            Ms. Guoqiong Yu(3)
Common Stock            Daniel Shuput(5)                            3,380,000(6)          5.66%
                        All    Officers,    Directors   and   5%
                        Shareholders                                  56,263,888          91.8%
----------------------- ----------------------------------------- --------------- --------------

*        Less than 1%.
(1) With the exception of Mr. Daniel Shuput, the address of the persons named in this column is c/o Industries International, Incorporated, 4/F
         Wondial Building, Keji South 6 Road, Shenzhen High-Tech Industrial
         Park, Shennan Road, Shenzhen, China. The address for Mr. Shuput is 1236
         Wigwam Street, Mesquite, Nevada 89027.
(2) Included in this calculation are shares deemed beneficially owned by virtue of the individual's right to acquire them within 60 days of the date of this report that would be required to be reported pursuant to Rule 13d-3 of the Securities Exchange Act of 1934. As to Dr. Kit Tsui, the number of shares he has a right to acquire within 60 days of the date of this report is 41,260,748.
(3)      Executive Officer.
(4)      Director.
(5)      5% Shareholder.
(6) This figure has been obtained from public filings. We have not determined the accuracy of the information


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Our Board of Directors has approved an Agreement for the Sale and Purchase of Shares in Li Sun Power International Limited ("Li Sun"), by and among the Company, Dr. Kit Tsui, who is the sole shareholder of Li Sun, Li Sun, Wuhan Hanhai High Technology Limited ("Hanhai"), Wuhan City Puhong Trading Limited ("Puhong Trading"), Shenzhen City Xing Zhicheng Industrial Limited ("Xing Zhicheng"), and Shenzhen Kexuntong Industrial Co. Ltd. ("Kexuntong"). Pursuant to the Agreement, we have agreed to acquire all issued and outstanding shares of Li Sun from Dr. Tsui, who is our majority shareholder as well as our Chief Executive Officer and a director, in exchange for an amount of cash and restricted common stock in the Company which will be determined based on the audited net income after tax of Li Sun. Hanhai, Puhong Trading, Xing Zhicheng, and Kexuntong (which is a subsidiary of the Company and which indirectly owns 95% of Kexuntong's capital stock), together, own approximately 72.83% of the capital stock of Lixing Power Sources Co., Ltd. of Wuhan ("Lixing Power Sources") as trustees for the benefit of Li Sun. By acquiring the capital stock of Li Sun, we will become the beneficial owner of approximately 72.83% of Lixing Power Sources. Of the remaining approximately 27.17% of Lixing Power Sources' equity, approximately 16.89% is owned by Chinese state-owned entities, and employees and former employees of Lixing Power Sources own the approximately 10.28% of Lixing Power Sources' remaining equity. Lixing Power Sources is a leading lithium and lithium-ion battery manufacturer in China. Established in 1993, Lixing Power Sources markets its OEM products to companies including ASUS, Legend, and MITAC, and also markets its products under the brand names "LixingTM" and "Lisun.TM" Its products are widely used in various types of electronic products including calculators, PDAs, laptop computers, cell phones and hybrid electric vehicles. This transaction is expected to close in May 2003.

ITEM 13. CONTROLS AND PROCEDURES

         As of March 31, 2003 an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of that date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to that date.

         Because the reorganization of the Company occurred recently, we have not yet adopted a Code of Ethics for our executive officers. Our Board of Directors intends to draft and adopt a Code of Ethics within 60 days of the date of this report.



ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Exhibit
         NUMBER                     DESCRIPTION OF EXHIBIT
        --------                   ------------------------

         2.0      Amended and Restated Agreement and Plan of Share Exchange by and among
                  Broad Faith Limited, a British Virgin Islands Corporation, and the Sole Stockholder of Broad Faith Limited on the
                  one hand, and Industries International, Inc., a Nevada corporation and Certain Stockholders of Industries
                  International, Inc., on the other hand dated February 10, 2003.(1)
         3.1      Amended and Restated Articles of Incorporation.(2)
         3.2      Amended and Restated Bylaws.(2)
         10.1     Industries International, Inc. 2003 Equity Incentive Plan as adopted by the Board of Directors on February 28, 2003.(2)
         99.1     Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                  2002 (2)
                  ------------------------------------------

               (1) Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on February 12, 2003.

               (2)  Filed herewith.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended December 31, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of April 2003.

                                      INDUSTRIES INTERNATIONAL, INCORPORATED



                                      By:
                                         --------------------------------------
                                           Dr. Kit Tsui
                                           Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    SIGNATURE                                                    TITLE                              DATE
    ---------                                                    ------                             ----


/s/ Dr. Kit Tsui                                              Chairman, Chief Executive Officer,    April 14, 2003
----------------------------------------------                and Director
Dr. Kit Tsui


/s/ Weijiang Yu                                               President and Director                April 14, 2003
----------------------------------------------
Weijiang Yu


/s/ Zhiyong Xu                                                Secretary and Director                April 14, 2003
----------------------------------------------
Zhiyong Xu



/s/ Guoqiong Yu                                               Chief Financial Officer and           April 14, 2003
----------------------------------------------                Treasurer
Guoqiong Yu



                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     I, Dr. Kit Tsui, Chief Executive Officer of Industries International, Incorporated, certify that:

         (1) I have reviewed this Annual Report on Form 10-KSB of Industries International, Incorporated.

         (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

         (3) Based on my knowledge, the financial statements and other financial information included in the Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Annual Report.

         (4) I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  c. presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

         (5) I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's Board of Directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         I and the other certifying officer have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Dr. Kit Tsui                                            April 14, 2003
----------------------------
Dr. Kit Tsui
Chief Executive Officer

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
                       PURSUANT TO RULES 13A-14 AND 15D-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         I, Guoqiong Yu, Chief Financial Officer of Industries International, Incorporated, certify that:

         (1) I have reviewed this Annual Report on Form 10-KSB of Industries International, Incorporated.

         (2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report.

         (3) Based on my knowledge, the financial statements and other financial information included in the Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the Annual Report.

         (4) I and the other certifying officer are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

                  c. presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

         (5) I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's Board of Directors:

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         I and the other certifying officer have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



/s/ Guoqiong Yu                                            April 14, 2003
------------------------------
Guoqiong Yu
Chief Financial Officer

                     INDUSTRIES INTERNATIONAL, INCORPORATED

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report                                                       F-1

Balance Sheet as of December 31, 2002                                              F-2

Statements of Operations for the years ended December 31, 2001 and 2002            F-3

Statements of changes in Stockholders' Equity from inception (January 11,
   1991) through December 31,  2002                                                F-4

Statements of Cash Flows for the years ended December 31, 2001 and 2002            F-5

Notes to and forming part of the Financial Statements                         F-6 - F7



                             Randy Simpson CPA, P.C.
                            11775 South Nicklaus Road
                                Sandy, Utah 84092
                              Phone (801) 572-3009
                               Fax (801) 606-2895

Board of Directors and Stockholders
Industries International, Inc.
(A Development Stage Company)
Mesquite, NV 89027

                          INDEPENDENT AUDITORS' REPORT

I have audited the accompanying balance sheet of Industries International, Inc. (a development stage company), as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and December 31, 2001, and the period of inception (January 11, 1991) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, based on my audit, the financial statements referred to above present fairly, in all material respects, the financial position of Industries International, Inc. (a development stage company) as of December 31, 2002, and the results of its operations, shareholders' equity and cash flows for the years ended December 31, 2002 and December 31, 2001, and the period of inception (January 11, 1991) through December 31, 2002, in conformity with generally accepted accounting principles.

/s/ Randy Simpson, CPA, P.C.
March 13, 2003
Sandy, Utah 84092



                         INDUSTRIES INTERNATIONAL, INC.
                          (A DEVELOPMENT STATE COMPANY)

                                  BALANCE SHEET

-------------------------------------------------------------------------------------------------------------
                                                   ASSETS
-------------------------------------------------------------------------------------------------------------
                                                                             December 31,
                                                                                2002
-------------------------------------------------------- ----------------------------------------------------
CURRENT ASSETS
-------------------------------------------------------- ----------------------------------------------------
     Cash                                                 $                                              40
-------------------------------------------------------- ----------------------------------------------------
                                   Total Current Assets                                                  40
-------------------------------------------------------- ----------------------------------------------------
                                          TOTAL ASSETS    $                                              40
                                                           =================================================
------------------------------------------------------- ----------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                                   LIABILITIES AND SHAREHOLDER'S DEFICIT
------------------------------------------------------- ----------------------------------------------------

-------------------------------------------------------- ----------------------------------------------------
CURRENT LIABILITIES
------------------------------------------------------- ----------------------------------------------------
     Payables                                                                     $                     604
                                                                                  --------------------------
-------------------------------------------------------- ----------------------------------------------------
    Loans from shareholders and accumulated
                   interest                                                                          15,469
-------------------------------------------------------- ----------------------------------------------------
                              Total Current Liabilities                                              16,073
-------------------------------------------------------- ----------------------------------------------------

-------------------------------------------------------- ----------------------------------------------------
STOCKHOLDERS' DEFICIT
-------------------------------------------------------- ----------------------------------------------------
     Common stock, $ .01 par value; authorized
          20,000,000 shares with 4,996,860
          shares issued and outstanding at December 31,
          2002                                                                                      49,969
-------------------------------------------------------- ----------------------------------------------------
                                      Paid in Capital                                              408,560
-------------------------------------------------------- ----------------------------------------------------
          Deficit Accumulated During Development
          Stage                                                                                   (474,562)
-------------------------------------------------------- ----------------------------------------------------
                           Total Stockholders' Deficit                                             (16,033)
-------------------------------------------------------- ----------------------------------------------------
          TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT
                                                                                  $                     40
                                                                                  ==========================
-------------------------------------------------------- ----------------------------------------------------

               See Accompanying Notes to the Financial Statements


                         INDUSTRIES INTERNATIONAL, INC.
                          (A DEVELOPMENT STATE COMPANY)

                                                  STATEMENTS OF OPERATIONS

                                                                                                       FROM INCEPTION
                                                 YEAR ENDED                   YEAR ENDED              (JAN. 11, 1991) TO
                                             DECEMBER 31, 2002           DECEMBER 31, 2001            DECEMBER 31, 2002
                                        ----------------------------- --------------------------- -----------------------------

INCOME:                                  $                  -            $               27,000     $              27,000
                                        ----------------------------- --------------------------- -----------------------------
                         TOTAL INCOME                       -                            27,000                    27,000
EXPENSES:
     Amortization expense                                   -                                 -                     1,000
     Advertising                                            -                                 -                       339
     Development costs                                      -                                 -                    69,135
     General and administrative                           312                              1,148                   10,181
     Interest expense                                   1,487                              2,505                    8,844
     Professional fees                                  7,583                              7,693                  412,063
                                        ----------------------------- -------------------------- -----------------------------
                          TOTAL EXPENSES                9,382                             11,346                  501,562


                                        ----------------------------- -------------------------- -----------------------------
                       NET INCOME (LOSS) $             (9,382)            $               15,654    $            (474,562)
                                        ============================= ========================== =============================


               NET LOSS PER COMMON SHARE

              (Basic and Fully Dilutive) $              (0.00)             $               0.00
                                        ============================= ==========================

                 WEIGHTED AVERAGE SHARES
                Common Stock Outstanding            4,996,860                         4,996,860
                                        ============================= ============================



               See Accompanying Notes to the Financial Statements.




                         INDUSTRIES INTERNATIONAL, INC.
                          (A DEVELOPMENT STATE COMPANY)

                        STATEMENT OF STOCKHOLDERS' EQUITY
           FROM INCEPTION (JANUARY 11, 1991) THROUGH DECEMBER 31, 2002

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
                                                       Common       Common
                                                       Stock         Stock       Paid-In    Accumulated      Total
                                                       Shares       Amount       Capital      Deficit       Deficit
--------------------------------------------------- ------------- ------------ ------------ ------------- ------------

                     Balances at January 11, 1991            --     $     --      $    --      $     --      $    --

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Common stock issued at inception (January 11,
1991) for services and compensation, valued at $         100,000        1,000           --            --        1,000
..01 per share

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 1991            --           --                      (200)        (200)

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 1992                                                 (200)        (200)

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 1993            --           --           --         (565)        (565)

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Common stock issued for services, valued at $ .01      2,050,000       20,500           --            --       20,500
per share

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Common stock issued for cash, valued at $ .15 per        364,000        3,640       50,960            --       54,600
share

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 1994            --           --           --      (30,049)     (30,049)

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Common stock issued for services, valued at $ .15         57,000          570        7,980            --        8,550
per share
--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Common stock issued for cash, value at $ .15 per          88,334          833       12,367            --       13,250
share
--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 1995            --           --           --      (40,879)     (40,879)

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Common stock issued for services, valued at $ .15      2,270,000       22,700      317,800            --      340,500
per share
--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Common Stock issued for cash, valued at $ .15 per         67,526          676        9,453            --       10,129
share
--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 1996            --           --           --     (341,847)    (341,847)

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Contributed Capital                                           --           --        1,200            --        1,200

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 1997            --           --           --      (42,364)     (42,364)

-------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Contributed Capital                                           --           --          600            --          600

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 1998            --           --           --       (1,458)      (1,458)

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Contributed Capital                                           --           --        2,200            --        2,200

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 1999            --           --           --       (3,452)      (3,452)

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Contributed Capital                                           --           --        2,200            --        2,200

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 2000            --           --           --      (19,820)     (19,820)

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Contributed Capital                                           --           --        1,600            --        1,600

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 2001            --           --           --        15,654       15,654

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
Contributed Capital                                           --           --        2,200            --        2,200

--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
     Net loss for the year ended December 31, 2002            --           --           --       (9,382)      (9,382)


---------------------------------------------------- ------------- ------------ ------------ ------------- ------------
                     Balances at December 31, 2002   $ 4,996,860    $  49,969    $ 408,560  $  (474,562)   $ (16,033)
                                                     ===========    =========    =========  ============   ==========
--------------------------------------------------- ------------- ------------ ------------ ------------- ------------
               See Accompanying Notes to the Financial Statements



                         INDUSTRIES INTERNATIONAL, INC.
                          (A DEVELOPMENT STATE COMPANY)

                            STATEMENTS OF CASH FLOWS

--------------------------------------------------------- ------------------- -------------------- -------------------
                                                                                                    (Jan. 11, 1991)
                                                              Year Ended          Year Ended          Inception to
                                                          DECEMBER 31, 2002    DECEMBER 31, 2001   DECEMBER 31, 2002
                                                          -----------------    -----------------   -----------------
Cash Flows Used in Operating Activities:
--------------------------------------------------------- ------------------- -------------------- -------------------
                                       Net Income (Loss)     $       (9,382)       $       15,654    $      (474,562)

--------------------------------------------------------- ------------------- -------------------- -------------------
Capital contributed by stockholders' for expenses                     2,200                1,600              10,000

--------------------------------------------------------- ------------------- -------------------- -------------------
Expenses not Requiring an Outlay of Cash
     Common stock issued for services                                     --                   --             370,550

--------------------------------------------------------- ------------------- -------------------- -------------------
Adjustments to Reconcile Net Loss
     To Cash Flows used in Operations:
(Increase)decrease in accounts payable
                                                                         428              (5,759)                 604
                                                                         ---              -------                 ---
--------------------------------------------------------- ------------------- -------------------- -------------------
                   Net Cash used in Operating Activities             (6,754)               11,495            (93,408)

--------------------------------------------------------- ------------------- -------------------- -------------------
Cash Flows Provided by Financing Activities:
     Increase(decrease) in loans from stockholders and
     accrued  interest                                                 5,730             (10,431)              15,469
                                                                       -----             --------              ------

     Issuance of common stock for cash                                    --                   --              77,979
                                                                          --                   --              ------
               Net Cash Provided by Financing Activities
                                                                       5,730             (10,431)              93,448
                                                                       -----             --------              ------

--------------------------------------------------------- ------------------- -------------------- -------------------
                         Net Increase (Decrease) in Cash             (1,024)               1,064                   40
--------------------------------------------------------- ------------------- -------------------- -------------------
                             Cash at Beginning of Period
                                                                       1,064                   --                  --
                                                          =================== ==================== ===================
--------------------------------------------------------- ------------------- -------------------- -------------------

--------------------------------------------------------- ------------------- -------------------- -------------------
                                   Cash at End of Period       $          40      $         1,064     $            40
                                                          =================== ==================== ===================



               See Accompanying Notes to the Financial Statements


                         INDUSTRIES INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2002



          1.       ORGANIZATION AND ACCOUNTING POLICIES

          Industries International, Inc., (the Company), was organized in the state of Nevada on January 11, 1991. Accounting policies and procedures have since been determined as follows:

          The Company uses the accrual method of accounting and has elected a fiscal year end of December 31.

          Earnings per share are computed using the weighted average number of shares of common stock outstanding

          To date, the Company has not paid any dividends, and the likelihood is remote.

          The Securities Exchange Commission (SEC) recently issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies". The SEC defines the most critical accounting policies as those that are most important to the portrayal of a company's financial condition and operating results, as well as those which require management to make its most difficult and subjective judgments, often resulting from the need to make estimates of matters that are inherently uncertain. However, because the Company is a "development stage company" and has not yet begun operations, it's need for critical accounting policies has been limited to those of stock transaction valuations for services and capital obtained through the sale of common stock, both transactions are reflected in the Statement of Stockholders' Equity.

          2.       HISTORY OF THE COMPANY

          The Company was organized originally for the purpose of proposing planning and developing a golf course in either the Moapa area or Overton Valley area in Nevada. In February and September of 1994, the Company leased two parcels of land with the intentions of carrying out their plans to design and develop the proposed course.

          Regrettably, the Company was unable to secure adequate funding for the project and, as a result, fell in serious arrears with their lessor. In August of 1998, the Company assigned their lease to a third party with a written agreement stating $30,000 would be paid to the Company for the lease assignment, and $48,125 would be paid to the original lessor to satisfy the amount outstanding. The agreement was subject to the lessor accepting the arrearage check. However, the lessor not only rejected the agreement, but also refused to return the check. This action resulted in a lawsuit filed jointly by the Company and the new assignees against the original lessor.

         On September 10, 2001, the court issued an "Order of Dismissal". This action resulted in the allowance of the originally proposed third-party lease assignment and, finally, the issuance of a check to the Company by the new assignees in the amount of $27,000.

         3.       COMMON STOCK

         At inception (January 11, 1991) the Company issued 100,000 shares of common stock at (par value) $ .01, to the Company's officers, for compensation and services rendered, Since that time, the Company issued 2,050,000 shares of common stock at par value, and 2,327,000 shares of common stock at $ .15 per share as payment for services and various expenses incurred. In addition to common stock issued for services and expenses, the Company issued 519,860 shares of common stock for cash, valued at $ .15 per share. No shares have been issued since 1996. As of December 31, 2002, the Company had a total of 4,996,860 shares issued and outstanding.

         4.       COMPENSATION OF OFFICERS

         From inception (January 11, 1991) through 1996, the Company compensated its officers and directors for time, services and office space with the issuance of common stock. During the year 197, the Company contributed $1,200 to capital for officer and director compensation, $600 was contributed to capital for compensation in 1998, $2,200 in 1999 and 2000 and, in 2001, $1,600 was contributed to capital, as reflected in the statement of shareholders equity. On November 9, 2001, the Company opened a bank account with an initial deposit of $27,000, the total amount received from their legal settlement. The Company has since compensated one of its officers $600 for accounting services.

         5.       LOANS FROM SHAREHOLDERS

         The Company's operating costs are satisfied through loans from personal funds of one of its shareholders. The loans carry an annual interest rate of 10% which is calculated each quarter. On November 9, 2001, the Company made a loan payment of $25,000, substantially reducing the balance to $9,329. At December 31, 2002, the balance of the loan, including interest, was $15,469, reflected in Company's 2002 year-end financials.

         6.       MERGER WITH BROAD FAITH LIMITED

         On February 10, 2003, the Company finalized the acquisition agreement with Broad Faith Limited, a British Virgin Islands corporation, whereby they acquired 100% of Broad Faith Limited in exchange for 92% interest in Industries International, Inc. Broad Faith Limited specializes in the production of communications terminal products, as well as research and development of cordless telephone technology. In addition, they have established a distribution network in China.