Form 10QSB
period 2003-03-31
INDUSTRIES INTERNATIONAL INC
filed 2003-05-20
CIK 1128252

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 000-32053


                     INDUSTRIES INTERNATIONAL, INCORPORATED
             (Exact name of registrant as specified in its charter)

                Nevada                                87-0522115
        (State or other jurisdiction of            (I.R.S. Employer
         Incorporation or organization)           Identification No.)

                     4/F Wondial Building, Keji South 6 Road
                Shenzhen High-Tech Industrial Park, Shennan Road
                                 Shenzhen, China

                    (Address of principal executive offices)
                                   (Zip Code)

                               011-86-755-26520839
               (Registrant's telephone number including area code)

                                       N/A
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X]

The Registrant had 61,260,748 shares of common stock, par value $0.01 per share, issued and outstanding as of May 16, 2003.

                     INDUSTRIES INTERNATIONAL, INCORPORATED

                                      INDEX



                                                                                        PAGE
PART I                                                                                 NUMBER

Item 1 - Financial Information

         Condensed Consolidated Statements of Operations - Three Months Ended
                  March 31, 2002 and 2003                                               F-1

         Condensed Consolidated Balance Sheets - December 31 2002 and March 31, 2003    F-2

         Condensed Consolidated Statements of Cash Flows - Three Months Ended
                  March 31, 2002 and 2003                                               F-3

         Notes to the Condensed Consolidated Financial Statements                       F-4

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                            1

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                       7

Item 4 - Controls and Procedures                                                          7

PART II

Item 1 - Legal Proceedings                                                                7

Item 2 - Changes in Securities and Use of Proceeds                                        7

Item 3 - Defaults Upon Senior Securities                                                  7

Item 4 - Submission of Matters to a Vote of Security Holders                              7

Item 5 - Other Information                                                                7

Item 6 - Exhibits and Reports on Form 8-K                                                 8

Signature Page

INDUSTRIAL INTERNATIONAL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(amount in thousands, except per share data)
(Unaudited)




                                                                                FOR THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------------------
                                                                               2002             2003        2003
                                                                                RMB              RMB        USD

OPERATING REVENUES
Net sales                                                                    60,373           54,913           6,642
Rental income                                                                 2,040              240              29
                                                                         -------------    --------------  -------------

Total operating revenues                                                     62,413           55,153           6,671
                                                                        -------------    --------------   -------------

OPERATING EXPENSES
Manufacturing and other costs of sales                                       45,153           42,402           5,129
Sales and marketing                                                           3,034            2,211             267
General and administrative                                                    3,110            2,429             294
Research and development                                                      1,649            1,677             203
Depreciation and amortization                                                   881              921             111
Other operating costs and expenses                                               18              780              94
                                                                         -------------    --------------  -------------

Total operating expenses                                                     53,845           50,420           6,098
                                                                         -------------    --------------    -------------

OPERATING INCOME                                                              8,568            4,733             573
Interest expenses                                                            (2,916)          (1,482)           (179)
Other income, net                                                               637               97              12
                                                                        -------------    --------------    -------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                              6,289            3,348             406
Provision for income taxes                                                     (484)            (356)            (43)
                                                                        -------------    --------------    -------------

INCOME BEFORE MINORITY INTEREST                                               5,805            2,992             363
Minority interest in income of consolidated subsidiaries                     (2,256)          (1,479)           (179)
                                                                        -------------    --------------    -------------

NET INCOME                                                                    3,549            1,513             184
                                                                         =============    ==============    =============


Earnings per share:
Basic weighted average number of common stock outstanding                    56,264           63,981          63,981
                                                                          =============    ==============    =============

Basic net income per common stock                                             0.063            0.024           0.003
                                                                        =============    ==============    =============


The accompanying notes are an integral part of these condensed consolidated financial statements.

INDUSTRIAL INTERNATIONAL, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
(amount in thousands, except per share data)
(Unaudited)

                                                                       December 31,                      March 31,
                                                                      ----------------     -----------------------------
                                                                                  2002              2003            2003
                                                             Note                 RMB               RMB             USD

ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                      59,619            56,191           6,797
Marketable securities                                          9               12,603            12,650           1,530
Accounts receivable, net of allowance for uncollectible
    of Rmb 4,435 and Rmb 3,827                                                 67,949            64,913           7,852
Due from related parties, director and employees                               44,301            43,381           5,248
Inventories                                                   10               19,657            32,486           3,930
Plant and equipment held for sales receivable                                       -            58,850           7,119
Plant and equipment held for sales                                             64,644                 -               -
Prepaid expenses and other current assets                                      18,393            15,078           1,823
                                                                       ----------------     -------------    ------------

Total current assets                                                          287,166           283,549          34,299

Property, plant and equipment, net                            11               53,160            50,606           6,121
                                                                       ----------------     -------------    ------------

Total assets                                                                  340,326           334,155          40,420
                                                                      ================     =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Debts maturing within one year                                                115,025           114,025          13,792
Accounts payable - trade                                                       21,161            21,387           2,587
Other payable                                                                  44,800            44,800           5,419
Tax payable                                                                     8,669             2,135             258
Accrued expenses and other accrued liabilities                                 14,346            12,579           1,521
                                                                       ----------------     -------------    ------------

Total current liabilities                                                     204,001           194,926          23,577
                                                                       ----------------     -------------    ------------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                62,496            63,976           7,739
                                                                       ----------------     -------------    ------------

STOCKHOLDERS' EQUITY:
Common stock                                                 4 & 7              4,663             5,077             614
Additional paid-in capital                                                      4,437             3,890             471
Dedicated reserves                                                             15,457            15,887           1,923
Retained earnings                                                              49,962            51,045           6,174
Accumulated other comprehensive loss                           6                 (690)             (646)            (78)
                                                                       ----------------     -------------    ------------

Total stockholders' equity                                                     73,829            75,253           9,104
                                                                       ----------------     -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    340,326           334,155          40,420
                                                                      ================     =============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.





INDUSTRIAL INTERNATIONAL, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

                                                                                    FOR THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------------
                                                                                       2002          2003         2003
                                                                          Note          RMB           RMB          USD

CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                                            3,549         1,513          184
Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
   Depreciation and amortization                                                      4,415         2,552          308
   Minority interest in income of consolidated subsidiaries                           2,256         1,479          179
Changes in assets and liabilities:
   Accounts receivable, net                                                          (5,685)        3,036          367
   Inventories, net                                                                  11,466       (12,829)      (1,551)
   Due from related parties, directors and employees                                  5,299           920          111
   Plant and equipment held for sales receivable                                          -         5,794          701
   Prepaid expenses and other current assets                                         (8,477)        3,315          401
   Accounts payable                                                                  (8,280)          226           27
   Due to related parties and director                                               (3,621)       (1,298)        (157)
   Tax payable                                                                         (980)       (6,534)        (791)
   Accrued expenses and other accrued liabilities                                       387          (602)         (73)
                                                                                  -----------    -----------    ---------

   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  329        (2,428)        (294)

CASH FLOWS USED IN FINANCING ACTIVITIES
   Repayments of short-term debts                                                      (162)       (1,000)        (121)
                                                                                 -----------    -----------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    167        (3,428)        (415)
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL PERIOD                                78,144        59,619        7,212
                                                                                  -----------    -----------    ---------

CASH AND CASH EQUIVALENTS, END OF FISCAL PERIOD                                      78,311        56,191        6,797
                                                                                  ===========    ===========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid during the fiscal period for:
   Interest                                                                           2,916         1,482          179
                                                                                  ===========    ===========    =========
NON-CASH INVESTING AND FINANCING ACTIVITIES
Recapitalization                                                             7            -         1,243          150
                                                                                 ===========    ===========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.


INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

1.       ORGANIZATION AND DESCRIPTION OF BUSINESS

         Industries International, Incorporated (the Company), a Nevada corporation, was incorporated under the laws of the state of Nevada on January 11, 1991. The Company was organized originally for the purpose of proposing, planning and developing a golf course in either the Moapa area or Overton Valley area in Nevada.

         As described in Note 4 below, prior to the reorganization with Broad Faith Limited ("BFL") on February 10, 2003, the Company was a development stage company, which, other than a proposed golf course project in Nevada, had no operations. In the first quarter of the 2003 fiscal year, after capitalization, the Company, which is now based in Shenzhen, China, is engaged in the development, production and distribution throughout China of communications terminal products, mainly corded and cordless telephones which are sold under the trademark, Wondial (TM). As a result, the Company exited the development stage in the quarter ended March 31, 2003.

         In this report, the Company and its subsidiaries are referred as "Group".

2.       PREPARATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2002 and 2003, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2003 and for all periods presented.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 31, 2002 and the Form 8-K/A for the information of BFL filed on April 14, 2003 and April 22, 2003 respectively. The Company's historical financial information is no longer relevant. The results of operations for the three-month periods ended March 31, 2002 and 2003 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2003 presentation.

         The condensed consolidated financial statements and accompanying notes are presented in Renminbi and prepared in conformity with accounting principles generally accepted in the USA ("USGAAP") which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         For the convenience of the readers of these consolidated financial statements, translation of amounts from Renminbi (Rmb) into United

INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

         States dollars (USD) has been made at the exchange rate of Rmb 1.00 = USD0.12096. No representation is made that the Renminbi amounts could have been or could be converted into the United States dollars at the rates or at any other rates on March 31, 2003.

3.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Effective January 1, 2003, the Group adopted Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The adoption of SFAS 146 did not have a material impact on the Group's operating results or financial position.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Group currently has no interests in variable interest entities, and therefore does not expect adoption of FIN No. 46 to have an impact on its consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Group had no derivative instruments outstanding and the adoption of SFAS No. 149 has no impact on the Group's consolidated financial statement.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Group had no financial instruments outstanding and the adoption of SFAS No. 150 has no impact on the Group's consolidated financial statement.

INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

4.       REORGANIZATION

         On February 10, 2003, the Company entered into an Amended and Restated Agreement and Plan of Share Exchange. For accounting purposes, the transaction has been treated as a recapitalization of BFL with the Company being the legal survivor and BFL being the accounting survivor and the operating entity. The SEC staff's Training Manual (Division of Corporate Finance - Accounting Disclosure Rules and Practices) indicates that these transactions are considered as capital transactions in substance rather than business combinations. That is, the historical financial statements prior to February 10, 2003 are those of BFL, even though they were labeled as those of the Company. Retained earnings of the accounting survivor, BFL, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, BFL. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, the Company. Following the recapitalization, the Company held 100% of the issued and outstanding shares of BFL and BFL became a wholly-owned subsidiary of the Company.

         The recapitalization transaction was effected by an exchange of stock under which the sole stockholder of BFL, Mr. Tsui Kit, had exchanged all of the outstanding shares (2 shares) of BFL for 56,263,888 new shares of the Company. As a result of the transaction, BFL became a wholly owned subsidiary of the Company, and Mr. Tsui Kit (and/or his designees) became the principal stockholder of the Company owning approximately 92% of the outstanding stock in INDI.

         On February 10, 2003, Mr. Tusi Kit was issued an aggregate of 15,003,140 shares of common stock of the Company, which shares represented approximately 75% of the total then issued and outstanding shares of the Company. The Company would also increase the number of authorized shares from 20,000,000 to at least 100,000,000 and would issue an additional 41,260,748 shares to Mr. Tsui Kit (and/or his designees) to complete the merger.

         As described in Note 16 below, in May 2003, the number of authorized shares was increased to 500,000,000 and additional 41,260,748 shares were issued to Mr. Tsui Kit (and/or his designees) whose percentage ownership in the Company was then increased from 75% to approximately 92%.

INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


5.       EARNINGS PER SHARE

         Basic earnings per common share is based on the weighted-average number of common shares outstanding during each period as restated as a result of the recapitalization, as described in Notes 4 and 7.

         The Company had no common equivalent shares with a dilutive effect for any period presented, therefore basic and diluted loss per share are the same. The 56,263,888 shares , in connection with the recapitalization, as described in Notes 4 and 7, were included in the computation of earnings per share as if outstanding at the beginning of each period presented. As described in Notes 4 and 7, in accordance with the SEC staff's Training Manual (Division of Corporate Finance - Accounting Disclosure Rules and Practices), 4,996,860 shares, being the outstanding stock of the Company as of February 10, 2003, were treated as issued on February 10, 2003 for the historical net monetary liability of the Company before recapitalization.

6.       COMPREHENSIVE INCOME

         Total comprehensive income and its components are as follows:

                                                                                     THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------------------
                                                                                      2002           2003          2003
                                                                                       RMB            RMB           USD

        Net income                                                                   3,549          1,513           184
        Other comprehensive (loss) income:
            Net unrealizable (loss) income on marketable securities                   (303)            44             5
                                                                                 -----------     ----------    ----------

        Total comprehensive income                                                   3,246          1,557           189
                                                                                ===========     ==========    ==========


         As of December 31, 2002 and March 31, 2003, the component of accumulated other comprehensive income is accumulated net unrealizable loss on marketable securities.

7.       STOCKHOLDERS' EQUITY

         As of December 31, 2002 and March 31, 2003, the authorized capital of the Company is USD200 divided into 20,000,000 shares of common stock, par value US dollar 0.01 par value, with one vote for each share.

         As described in Note 4 above, for a recapitalization, the transaction is considered as equivalent to the issuance of stock by the operating company for the net monetary liabilities of the Company, accompanied by a recapitalization of the operating company.

         The historical stockholders' equity of the accounting acquirer, BFL, prior to the merger should be retroactively restated for the equivalent number of shares received in the merger, i.e., 28,131,944 shares of its common stock, par value United States dollar 0.01 per share, in exchange for each share of Broad Faith's common stock, par value United States dollar 1.00 per share, issued and outstanding on the date of the consummation of the exchange. Any difference in par value of the issuer's stock, the Company shares, US dollar 0.01 a share and acquirer's stock, BFL shares, US one dollar a share offset to additional paid-in capital.

INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


7.       STOCKHOLDERS' EQUITY (CONTINUED)

         Further, 4,996,860 shares, represented by the outstanding shares of the Company before recapitalization, were issued and offset against the additional paid-in capital, for the historical book value of net monetary liability of the Company before recapitalization, USD 16, in the first quarter of fiscal year 2003.

         As a result of the recapitalization, the total issued and outstanding common stocks of the Company used in these consolidated financial statements are 56,263,888 and 61,260,748 as of December 31, 2002 and March 31, 2003 respectively.

         There was no dividend declared during the first quarter of fiscal year 2003.

8.       PENDING BUSINESS COMBINATION

         On March 10, 2003, the Company entered into an agreement to purchase all issued and outstanding shares of Li Sun Power International Limited ("LSP") from Mr. Tsui Kit, who is the majority stockholder of the Company as well as the Chief Executive Officer and a director of the Company. By acquiring the capital stock of LSP, the Company will become the beneficial owner of LSP's approximately 72.83% interest in Wuhan Lixing Power Sources Company Limited ("WLPS"), a leading lithium and lithium-ion battery manufacturer in China.

         The acquisition is expected to close in May 2003. The consideration for the acquisition will be six times LSP's audited net profit after tax for the year ended December 31, 2002. It is expected that the consideration will be approximately USD 15-20 million. The Company will pay Mr. Tsui Kit 50% of the consideration in cash or, if enough cash is not available, in restricted common stock of the Company, and the remaining 50% in restricted common stock of the Company.

9.       MARKETABLE SECURITIES

         The aggregate cost, gross unrealized gain and losses and fair value pertaining to available-for-sales securities are as follows:

                                     December 31,            March 31,
                                    --------------  ------------------------
                                             2002        2003          2003
                                              RMB         RMB           USD

        Cost                               12,971      12,971         1,569
        Gross unrealized gain                   -          47             6
        Gross unrealized losses             (368)        (368)          (45)
                                    --------------  ----------    ----------

        Fair value                         12,603      12,650         1,530
                                    ==============  ==========    ==========

INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


10.      INVENTORIES

         Inventories comprise the follows:
                                      December 31,              March 31,
                                    ----------------     ----------------------
                                              2002            2003        2003
                                               RMB             RMB         USD

        Raw materials                       15,796          21,130       2,556
        Work-in-progress                     1,131           3,755         454
        Finished goods                       2,730           7,601         920
                                    ----------------      --------  -----------

                                            19,657          32,486       3,930
                                   ================     ===========  ==========

11.      PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment is summarized as follows:

                                    Estimated useful life      December 31,             March 31,
                                          (in years)
                                                             ----------------    -------------------------
                                                                      2002             2003          2003
                                                                       RMB              RMB           USD


        Buildings                             35                    28,324           31,166         3,769
        Moulds                              3 - 5                   18,913           18,913         2,288
        Plant and machinery                 5 - 10                  21,707           21,707         2,625
        Electronic equipment                  5                     11,219           11,219         1,357
        Motor vehicles                      5 - 8                    5,023            5,023           608
                                                             ----------------    -----------    ----------

                                                                    85,186           88,028        10,647
        Accumulated depreciation                                   (32,026)         (37,422)       (4,526)
                                                             ----------------    -----------    ----------

                                                                    53,160           50,606         6,121
                                                             ================    ===========    ==========


12.      BANKING FACILITIES

         As of December 31, 2002 and March 31, 2003, the Group is still in negotiations with a banker to further extend its outstanding bank borrowings of Rmb 46,000 which have been already been falling due since last fiscal year 2002. The Group does not anticipate that future borrowings will be limited. There are no significant commitment fess or requirements for compensating balances associated with any lines of credit. The Group has paid bank interests on schedule and believes that the outstanding bank borrowings will be extended in the near future.

INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

13.      TAXATION

         The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled

         As of December 31, 2002, the Company had a net operating loss carryforward for income tax reporting purposes of approximately USD 475 that might be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, following the recapitalization as mentioned before, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements, because the Company believes there is more likely than not the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount. No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

         Among the Company's subsidiaries, BFL, is not liable for income taxes. The China subsidiaries comprise a 95% held sino-foreign equity joint venture and 68.7288% incorporated limited company. The major operating subsidiary is subject to income taxes at a rate of 15% and is entitled to be exempted from income tax for two years starting from the year profits are first made, followed by a 50% exemption for the next eight years. During the first quarter of fiscal year 2003, the tax holiday in respect of the exemption of value added tax for any products produced and sold within the Shenzhen Special Economic Zone of China has been abolished.

INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

14.      EQUITY INCENTIVE PLAN

         The Company has an Equity Incentive Plan (the "Plan") which was approved by the Company's board of directors and stockholders on February 28, 2003 and April 7, 2003 respectively. The Plan is intended to provide incentives to attract, retain and motivate both eligible employees and directors of the Company, as well as consultants, advisors and independent contractors who provide valuable services to the Company (any such person hereinafter called a "Participant").

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

         Initially, 15,000,000 shares of the Company's common stock are reserved for issuance under the Plan. Under the Plan, awards may consist of grants of options to purchase our common stock (either Incentive Stock Options (for eligible persons) or Non-Qualified Stock Options, as each is defined in the Internal Revenue Code), grants of restricted common stock, or grants of common stock.

         As of May 16, 2003, there were no grants of incentive stock options to, or exercises of incentive stock options by, any executive officer under the Plan.

15.      COMMITMENTS

         There was neither new operating lease agreement signed nor material outstanding capital commitments since last fiscal year 2002.

16.      SUBSEQUENT EVENT

         On April 10, 2003, the Company amended and restated its Articles of Incorporation to authorize 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. In May 2003, additional 41,260,748 shares are issued to Mr. Tsui Kit to complete the merger.

         On May 12, 2003, the board of directors of the Company approved and declared a one-for-four reverse split of the Company's common stock, par value $0.01 per share. The reverse stock split shall become effective on June 2, 2003.

PART 1 - ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis is qualified by, and should be read in conjunction with, our unaudited interim condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report on Form 10-Q.

         When the words "we", "our" or "the Company" are used in this Quarterly Report on Form 10-Q, they refer to Industries International, Incorporated and its subsidiary, Shenzhen Kexuntong Industrial Co., Ltd., a joint venture company incorporated in China, which is owned 95% by Industries International, Incorporated, and which, in turn, owns 68.73% of Shenzhen Wonderland Communication Science and Technology Co., Ltd. ("Wonderland"), a company incorporated in China.

         In addition to historical information, this Quarterly Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and is thus prospective. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

         Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions in China which would negatively impact the availability of money for discretionary spending, the loss of the services of Dr. Kit Tsui, our Chief Executive Officer, those factors discussed below and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with the Securities and Exchange Commission.

         Prior to the reorganization with Broad Faith Limited ("Broad Faith") described below, we had no operations and no revenues for the fiscal year ended December 31, 2002.

         Pursuant to an Amended and Restated Agreement and Plan of Share Exchange dated as of February 10, 2003 (the "Exchange Agreement") by and among us, certain of our stockholders who held a majority of our issued and outstanding common stock, Broad Faith and Dr. Kit Tsui, an individual who was the sole stockholder of Broad Faith, we agreed to issue to Dr. Tsui 28,131,944 shares of our common stock, par value $0.01 per share, in exchange for each share of Broad Faith's common stock, par value $1.00 per share, issued and outstanding on the date of the consummation of the exchange. At the closing, we acquired all of the issued and outstanding shares of Broad Faith common stock and Broad Faith became our wholly-owned subsidiary.

         As part of our obligations under the Exchange Agreement, we were required to increase our authorized capital stock to at least 100,000,000 shares and to issue to Dr. Tsui (and/or to his designees) an additional 41,260,748 shares. Pursuant to the Exchange Agreement, on the closing date a change of control occurred. Our three officers resigned and our directors appointed Dr.

Tsui as the Chairman of our Board and Chief Executive Officer and Mr. Weijiang Yu as our President. On the closing dated our directors resigned and, in conjunction with their resignations and pursuant to the Exchange Agreement, appointed Dr. Tsui, Mr. Yu and Mr. Zhiyong Xu as our new Board of Directors. On February 14, 2003, the Board of Directors appointed Mr. Xu as our Secretary and Ms. Guoqiong Yu as our Chief Financial Officer and Treasurer. On April 10, 2003 we amended and restated our Articles of Incorporation to authorize 500,000,000 shares of common stock and 10,000,000 shares of preferred stock. As of May 16, 2003, an additional 41,260,748 shares were issued to Dr. Tsui.

         As reorganized, we are based in Shenzhen, China and we are engaged in the development, production and distribution throughout China of communications terminal products, mainly corded and cordless telephones which are sold under the trademark Wondial(TM).

RESULTS OF OPERATIONS

         Under accounting principles generally accepted in the United States, the transaction made pursuant to the Exchange Agreement has been treated as a recapitalization of Broad Faith Limited with Industries International, Incorporated being the legal survivor and Broad Faith Limited being the accounting survivor and the operating entity. For reporting purposes, the historical financial statements prior to February 10, 2003, the transaction date, are those of Broad Faith Limited, even though they were labeled as those of Industries International, Incorporated. Therefore, retained earnings of Broad Faith Limited is carried forward after the transaction. Operations prior to the exchange are those of Broad Faith Limited. Earnings per share for the period prior to the exchange are restated to reflect the equivalent number of shares. Upon completion of the exchange, the financial statements became those of the operating company, Broad Faith Limited, with adjustments to reflect the changes in equity structure and receipt of the assets and liabilities of Industries International, Incorporated.

         The results of operations for the three months ended March 31, 2002 and 2003 are as follows.

                                                                    FOR THE THREE MONTHS
                                                                      ENDED MARCH 31,

                                                     ----------------                      -----------------
                                                              2002                   2003   % OF CHANGE

                                                           USD'000                USD'000
OPERATING REVENUE
Net Sales                                                    7,303                  6,642       (9.05%)
Manufacturing and other costs of sales                      (5,462)                (5,129)      (6.10%)
                                                      ----------------    -----------------

Gross Profit                                                 1,841                  1,513       (17.82%)
Rental income                                                  247                     29       (88.26%)
                                                                                       --
                                                      ----------------    -----------------
                                                             2,088                  1,542       (26.14%)
OPERATING EXPENSES
Sales and marketing                                            367                    267       (27.25%)
General and administrative                                     376                    294       (21.81%)
Research and development                                       199                    203        2.01%
Depreciation and amortization                                  107                    111        3.74%
Other operating costs and expenses                               2                     94        4600%
                                                      ----------------    -----------------

OPERATING INCOME                                             1,037                    573       (44.74%)
Interest expenses                                             (353)                  (179)      (49.29%)
Other income, net                                               77                     12       (84.42%)
                                                      ----------------    -----------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST               761                    406       (46.65%)
Provision for income taxes                                     (59)                   (43)      (27.12%)
                                                      ----------------    -----------------

INCOME BEFORE MINORITY INTEREST                                702                    363       (48.29%)
Minority interest of income of combined affiliates            (273)                  (179)      (34.43%)
                                                      ----------------    -----------------
NET INCOME                                                     429                    184       (57.11%)
                                                      ================    ================= -----------------
Revenues



         We recorded approximately $6,671,000 in operating revenues during the quarter ended March 31, 2003. Our revenues were derived principally from sales of our products, although we also recorded $29,000 of rental income from equipment leases we entered into with certain of our OEM partners. Our gross profit for the quarter ended March 31, 2003 was approximately $1,513,000. Our net income for the quarter ended March 31, 2003 was approximately $184,000.

         Our net income was adversely affected during the quarter ended March 31, 2003 by the decision of the government of Shenzhen to suspend a preferential tax policy that resulted in our payment of approximately $160,000 in Value Added Tax.

Operating Expenses

         Total operating expenses for the period ended March 31, 2003 were approximately $6,098,000. Manufacturing and other costs of sales accounted for approximately $5,129,000 or approximately 84.11% of our total operating expenses. Our general and administrative expenses totaled approximately $294,000 for the quarter ended March 31, 2003 and consisted of salaries, employee benefits, travel expenses and office expenses. During the quarter ended March 31, 2003 we spent approximately $203,000 for research and development costs related to the development of our 2.4 GHz cordless telephone and our 900 MHz telephone as well as for technical upgrades for our original products.

         In 2003, the Company decreased advertisement expenses by $45,000. In the same year, the Company reinforced product quality control which attributed to repair expense by $28,600.

         We also spent approximately $150,000 in fees and expenses, including legal and accounting fees, relating to the share exchange transaction that we entered into on February 10, 2003.

Interest Expense and Other Income, Net

         Interest expense and other income, net totaled approximately $179,000 and $12,000, respectively, for the quarter ended March 31, 2003. Interest expenses related to interest paid on our bank loans. Other income, net was comprised of interest on our bank deposits.

        The Company paid down a loan in the second half of 2002, therefore interest expense in the first quarter of 2003 decreased by $174,000 compared with the first quarter of 2002.

Minority Interest

         We recorded $179,000 of income attributable to our minority interests in Shenzhen Kexuntong Industrial Co., Ltd. and in Shenzhen Wonderland Communication Science and Technology Co., Ltd. We own 95% and 68.73%, respectively, of these two entities.

LIQUIDITY AND CAPITAL RESOURCES

         To date, we have financed our operations with cash from our operating activities and bank loans totaling approximately $13.8 million. Our bank line of credit, totaling approximately $5,560,000, was due to be paid on December 31, 2002. We are currently in negotiations with the bank to extend our line of credit. During these negotiations, we have continued to make the monthly payments required pursuant to our agreement with the bank. The bank has not made a demand that the line of credit be repaid. We expect to successfully renegotiate the terms of our line of credit.

         Other than negotiations relating to the extension of our line of credit, we know of no demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

         Cash and cash equivalents for the quarter ended March 31, 2003 totaled approximately $6,797,000 and were used to fund operations.

         We have invested in marketable securities. During the quarter ended March 31, 2003, the value of our marketable securities increased by $6,000, from $1,524,000 on December 31, 2002 to $1,530,000. Our marketable securities represent approximately 4.46% of our current assets.

         As of March 31, 2003, the Company had a current ratio of 1.45, net working capital of $10.7 million and net equity of $9.1 million.

         The Company has not made any material commitments for capital expenditures since the end of its last fiscal year, December 31, 2002.

         During the quarter ended March 31, 2003, our net cash and cash equivalents decreased by approximately $415,000, from approximately $7,212,000 at the beginning of the quarter to $6,797,000 at the end of the quarter, a decrease of approximately 5.75%. This change was mainly attributable to an increase in cash of approximately $1,000,000 received as a partial payment from our sale of certain equipment and a decrease in cash of approximately $1,400,000 for the purchase of inventory to allow us to meet our production schedule after the long Chinese New Year holiday.

         Net cash used in operating activities during the quarter ended March 31, 2003 totaled approximately $294,000. Our primary use of cash was for the purchase of inventory and for the payment of the Value Added Tax that was imposed as a result of the decision of the government of Shenzhen to suspend a preferential tax policy.

         Cash used in financing activities for the quarter ended March 31, 2003 totaled approximately $121,000, representing repayment of short-term debt.

         We used cash to pay interest of approximately $179,000 during the quarter ended March 31, 2003.

FINANCIAL CONDITION

         Other than as described above under the section titled "Liquidity and Capital Resources", on a recapitalization basis, there were no material changes in financial condition from the end of the preceding fiscal year to March 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

         The following discussion addresses our critical accounting policies, which are those that require management's most difficult and subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

         Net sales represent the invoiced value of goods, net of value-added tax ("VAT"), returns and sales incentives. The Company, through its major subsidiary, makes sales to distributors in first-tier distribution channels. These distributors then arrange to sell products to second-tier distribution channels or directly to consumers. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. The Company's policy is to include handling costs incurred for finished goods, which are not significant, in the sales and marketing expenses. The Company does not accrue for warranty costs, sales returns and other allowances based on its experience.

Income Taxes

         Provision for income and other related taxes has been provided in accordance with the tax rates and laws in effect in the People's Republic of China.

         The Company did not carry on any business and does not maintain any branch office in the United States of America. No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and/or losses of its subsidiaries has been provided as the earnings of the Company, in the opinion of the management, will be reinvested indefinitely.

         Income tax expense is computed based on pre-tax income included in the combined statement of operations. Income taxes have been provided, using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases assets and liabilities and their reported amounts. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the combined financial statements.

Marketable Equity Securities

         Equity securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included are a component of accumulated other comprehensive income. Equity securities classified as trading securities as carried at fair value with unrealized gains or losses included in income. Realized gains and losses are determined on the average cost method and reflected in income.

Property, Plant and Equipment

         Property, plant and equipment is stated at original cost less accumulated depreciation and amortization.

         The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, overhaul and minor renewals and betterments, are normally charged to operating expenses in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

         When assets are sold or retired, their costs and accumulated depreciation are eliminated from the combined financial statements and any gain or loss resulting from their disposal is recognized in the year of disposition as an element of other income, net.

         Depreciation is provided to write off the cost of property, plant and equipment using straight-line method at rates based on their estimated useful lives of assets from the date on which they become fully operational and after taking into account their estimated residual values.

Accounting for the Impairment of Long-lived Assets

         The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Foreign Currency Translation

         The Company considers Renminbi as its functional currency as a substantial portion of the Company's business activities are based in Renminbi.

         Transactions in currencies other than functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are dealt with in the combined statement of operation.

         For the convenience of the readers of these combined financial statements, translation of amounts from Renminbi (Rmb) into United States dollars (USD) has been made at the exchange rate of Rmb 1.00 = USD0.12096. No representation is made that the Renminbi amounts could have been or could be converted into the United States dollars at the rates or at any other rates on March 31, 2003.

Comprehensive Income

         The Company has reported all changes in equity during a period reported in the combined financial statements for the period in which they are recognized. Comprehensive income consists of net incomes, the net unrealized gains or losses on available-for-sale marketable securities, foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on financial instruments qualifying for hedge accounting and is presented in the Combined Statement of Stockholders' Equity and Comprehensive Income. For the Company, such items consist primarily of unrealized gains and losses on marketable equity investments. The Company has disclosed comprehensive income, which encompasses net income in the changes in stockholders' equity.

PART 1 - ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK.

         Our operations are located in China and most of our sales revenues are earned in China, therefore we are not exposed to risks relating to fluctuating currencies or exchange rates. As of March 31, 2003, our bank debt earned interest at a fixed rate.

PART 1 - ITEM 4   CONTROLS AND PROCEDURES

         Within 90 days of the date of this report an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of that date. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to that date.

PART II - ITEM 1           LEGAL PROCEEDINGS

         Not Applicable

PART II - ITEM 2           CHANGES IN SECURITIES AND USE OF PROCEEDS

         As of May 16, 2003, we issued 56,263,888 shares pursuant to the terms of an Amended and Restated Agreement and Plan of Share Exchange described in Form 8-K filed on February 10, 2003. The shares were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

PART II - ITEM 3           DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

PART II - ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                           HOLDERS

         Not applicable

PART II - ITEM 5           OTHER INFORMATION

         Not Applicable

PART II - ITEM 6           EXHIBITS AND REPORTS ON FORM 8-K

2. Amended and Restated Agreement and Plan of Share Exchange by and among Broad Faith Limited, a British Virgin Islands Corporation, and the Sole Stockholder of Broad Faith Limited on the one hand, and Industries International, Inc., a Nevada corporation and Certain Stockholders of Industries International, Inc., on the other hand dated February 10, 2003.(1)
3.1      Articles of Incorporation(2)
3.2      By-laws, as amended(2)
99 Certification pursuant to 18 U.S.C. .Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
---------------------

(1) Incorporated by reference from the Company's Current Report on Form 8-K, as filed on February 12, 2003.

(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed on April 14, 2003.

(3)  Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated May 19, 2003

                            INDUSTRIES INTERNATIONAL, INCORPORATED



                            By: /s/ Dr. Kit Tsui
                               -------------------------------------
                               Dr. Kit Tsui, Chief Executive Officer

                            INDUSTRIES INTERNATIONAL, INCORPORATED



                            By: /s/ Guoqiong Yu
                               -------------------------------------
                                Guoqiong Yu, Chief Financial Officer

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Dr. Kit Tsui,, certify that::

         1. I have reviewed this quarterly report on Form 10-Q of Industries International, Incorporated;

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

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

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

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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

Dated:  May 19, 2003
                                             /s/  Dr. Kit Tsui
                                            --------------------
                                            Dr. Kit Tsui

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER

I, Guoqiong Yu, certify that::

         1. I have reviewed this quarterly report on Form 10-Q of Industries International, Incorporated;

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

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

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

Date:  May 19, 2003
                                            /s/ Guoqiong Yu
                                            -----------------
                                            Guoqiong Yu