Form 10-Q
period 2003-06-30
INDUSTRIES INTERNATIONAL INC
filed 2003-08-22
CIK 1128252

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003

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

The Registrant had 21,771,155 shares of common stock, par value $0.01 per share, issued and outstanding as of August 20, 2003.

                     INDUSTRIES INTERNATIONAL, INCORPORATED

                                      INDEX


                                                                                        PAGE
                                                                                        ----
PART I
NUMBER

Item 1 - Financial Information
         Condensed Combined   Statements   of   Operations  -  Three-  Month  and
                  six-month periods ended June 30, 2002 and 2003                        F-1

         Condensed Combined Balance Sheets - December 31 2002 and June 30, 2003         F-2

         Condensed Combined  Statements of Changes in Stockholders' Equity and
                  Comprehensive Income/Loss                                             F-3


         Condensed Combined  Statements of Cash Flows - Six -Month  periods ended
                  June 30, 2002 and 2003                                                F-4

         Notes to the Condensed Combined Financial Statements                           F-5

Item 2 - Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          1

Item 3 - Quantitative and Qualitative Disclosures about Market Risk                     8

Item 4 - Controls and Procedures                                                        8

PART II

Item 1 - Legal Proceedings                                                              8

Item 2 - Changes in Securities and Use of Proceeds                                      9

Item 3 - Defaults Upon Senior Securities                                                9

Item 4 - Submission of Matters to a Vote of Security Holders                            9

Item 5 - Other Information                                                              9

Item 6 - Exhibits and Reports on Form 8-K                                               9

Signature Page

Industries International, Incorporated

Condensed Combined Statements of Operations
--------------------------------------------------------------------------------
(amount in thousands, except per share data)
(Unaudited)

                                                                   For the three months                 For the six months
                                                                      ended June 30,                      ended June 30,
                                                                  2002          2003           2002          2003           2003
                                                                  RMB           RMB             RMB           RMB            USD
                                                               --------       --------       --------       --------       --------
Operating revenues
Net sales                                                       112,641        118,675        197,730        213,368         25,809
Rental income                                                     2,040            240          4,080            480             58
                                                               --------       --------       --------       --------       --------

Total operating revenues                                        114,681        118,915        201,810        213,848         25,867
                                                               --------       --------       --------       --------       --------

Operating expenses
Manufacturing and other costs of sales                           74,993         84,401        135,772        150,663         18,224
Sales and marketing                                               3,968          6,028          8,550         10,492          1,269
General and administrative                                        4,216          3,896          8,644          7,678            929
Research and development                                          2,706          3,773          5,317          6,174            747
Depreciation and amortization                                     4,459          5,487          5,522          6,615            800
Other operating costs and expenses                                   66         18,822            136         20,077          2,428
                                                               --------       --------       --------       --------       --------

Total operating expenses                                         90,408        122,407        163,941        201,699         24,397
                                                               --------       --------       --------       --------       --------

Operating income (loss)                                          24,273         (3,492)        37,869         12,149          1,470
Interest expenses                                                (3,766)        (2,549)        (7,479)        (4,718)          (571)
Other income, net                                                   734           (184)         1,441             40              4
                                                               --------       --------       --------       --------       --------

Income (loss) before income taxes and minority interest          21,241         (6,225)        31,831          7,471            903
Provision for income taxes                                       (1,899)        (1,838)        (2,742)        (3,280)          (397)
                                                               --------       --------       --------       --------       --------

Income (loss) before minority interest                           19,342         (8,063)        29,089          4,191            506
Minority interest in income of combined subsidiaries             (7,224)        (7,059)       (11,188)       (11,913)        (1,441)
                                                               --------       --------       --------       --------       --------

Net income (loss)                                                12,118        (15,122)        17,901         (7,722)          (935)
                                                               ========       ========       ========       ========       ========


Earnings per share:
Basic weighted average number of common stock outstanding        15,315         17,010         15,315         16,168         16,168
                                                               ========       ========       ========       ========       ========

Basic net income (loss) per common stock                           0.79          (0.89)          1.17          (0.48)         (0.06)
                                                               ========       ========       ========       ========       ========

The accompanying notes are an integral part of these condensed combined financial statements.

Industries International, Incorporated

Condensed Combined Balance Sheets
--------------------------------------------------------------------------------
(amount in thousands, except per share data)
(Unaudited)

                                                                        December 31,                     June 30,
                                                                      ----------------     -----------------------------
                                                                                 2002              2003            2003
                                                             Note                 RMB               RMB             USD
ASSETS
Current assets:
Cash and cash equivalents                                                     127,019           172,991          20,925
Marketable securities                                          7               12,603            12,702           1,536
Guaranteed investment contract                                                 10,000            10,000           1,210
Accounts  receivable,  net of allowance for uncollectible
    of Rmb 3,827 and Rmb 12,709                                               137,591           143,351          17,340
Due from related parties, director and employees                               14,157            12,778           1,545
Inventories                                                    8               36,786            53,049           6,417
Plant and equipment held for sales receivable                                       -            48,850           5,909
Plant and equipment held for sales                                             64,644                 -               -
Prepaid expenses and other current assets                                      33,478            37,918           4,587
                                                                      ----------------     -------------    ------------

Total current assets                                                          436,278           491,639          59,469

Goodwill                                                       6                  591            14,556           1,761
Property, plant and equipment, net                             9               93,465            84,847          10,263
                                                                      ----------------     -------------    ------------

Total assets                                                                  530,334           591,042          71,493
                                                                      ================     =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debts maturing within one year                                                141,025           152,028          18,389
Accounts payable - trade                                                       54,269            53,657           6,490
Other payable                                                                  49,168            46,876           5,670
Tax payable                                                                    11,757             4,731             572
Accrued expenses and other accrued liabilities                                 43,933            42,556           5,148
                                                                      ----------------     -------------    ------------

Total current liabilities                                                     300,152           299,848          36,269
                                                                      ----------------     -------------    ------------

Non-current liabilities
Long-term debts                                                                     -            20,000           2,419
                                                                      ----------------     -------------    ------------

Minority interests in combined subsidiaries                                   121,434           125,241          15,150
                                                                      ----------------     -------------    ------------

Stockholders' equity:
Common stock                                                   5                5,969             7,217             873
Additional paid-in capital                                                      3,131           315,780          38,197
Deferred compensation                                         12                    -          (247,696)        (29,961)
Dedicated reserves                                                             21,338            22,868           2,766
Retained earnings (accumulated deficit)                                        79,000            48,440           5,859
Accumulated other comprehensive loss                                             (690)             (656)            (79)
                                                                      ----------------     -------------    ------------

Total stockholders' equity                                                    108,748           145,953          17,655
                                                                      ----------------     -------------    ------------

Total liabilities and stockholders' equity                                    530,334           591,042          71,493
                                                                      ================     =============    ============


The accompanying notes are an integral part of these condensed combined financial statements.

Industries International, Incorporated

Condensed Combined Statements of Changes in Stockholders' Equity and Comprehensive Income / Loss
--------------------------------------------------------------------------------
(amount in thousands, except per share data)
(Unaudited)

                                        Common stock
                                    -------------------
                                                                                         Accumulated
                                                        Deferred                            other
                                     Number             Additional    stock              comprehensive
                                       of                 paid-in    compensa   Dedicated  Retained     income
                                     shares     Amount    capital     -tion     reserves   earnings   (loss)           Total
                                    --------   --------   --------   --------   --------  --------   --------   -------------------
                                                 RMB        RMB        RMB       RMB         RMB        RMB       RMB         USD
Balance  at January 1, 2002           18,007      5,969      3,131         --     14,562    69,657       (377)    92,942     11,241
Comprehensive income:
Net income                                --         --         --         --         --    17,901         --     17,901      2,166
Transfer to dedicated reserves            --         --         --         --      1,712    (1,712)        --         --         --
Other comprehensive loss
  Net unrealizable loss on
     marketable securities                --         --         --         --         --        --       (280)      (280)       (34)

Total comprehensive
  income                                                                                                          17,621      2,132
                                    --------   --------   --------   --------   --------  --------   --------   --------   --------
Balance at June  30, 2002             18,007      5,969      3,131         --     16,274    85,846       (657)  110,5653     13,373
                                                                                                                --------   --------
Comprehensive income:
Net income                                --         --         --         --         --    23,718         --     23,718      2,869
Transfer to dedicated
  reserves                                --         --         --      5,064         --    (5,064)        --         --         --
Other comprehensive loss
  Net unrealizable
     loss on marketable securities        --         --         --         --         --        --        (33)       (33)        (4)
                                                                                                                           --------

Total comprehensive income                                                                                        23,684      2,865
                                                                                                                --------   --------
Dividend declared                         --         --         --         --         --   (25,500)        --    (25,500)    (3,084)
                                    --------   --------   --------   --------   --------  --------   --------   --------   --------
Balance at December 31, 2002          18,007      5,969      3,131         --     21,338    79,000       (690)   108,748     13,154
                                                                                                                --------   --------
Comprehensive income:
Net income                                --         --         --         --         --    (7,722)        --     (7,722)      (935)
Transfer to dedicated
  reserves                                --         --         --         --      1,530    (1,530)        --         --         --
Other comprehensive loss
  Net unrealizable
    gain on marketable securities         --         --         --         --         --        --         34         34          4
                                                                                                                --------   --------

Total comprehensive
  loss                                                                                                            (7,688)      (931)
                                                                                                                --------   --------
Acquisition of net
  liabilities of INDI                  1,249        414       (547)        --         --        --         --       (133)       (16)
Dividend declared as
  a result of business
  combination                             --         --     21,308         --         --   (21,308)        --         --         --
Issuance of stock for
  acquisition of
  minority interest
  in subsidiary                          666        221     21,851         --         --        --         --     22,072      2,670
Issuance of stock
  under Equity
  Incentive Plan 2003                  1,849        613     65,994    (61,635)        --        --         --      4,972        601
Issuance of stock &
  stock option under
  principal
  stockholder plan                        --         --    204,043   (190,456)        --        --         --     13,587      1,644
Amortization of
  deferred stock
  compensation                            --         --         --      4,395         --        --         --      4,395        533
                                    --------   --------   --------   --------   --------  --------   --------   --------   --------
Balance at June 30, 2003              21,771      7,217    315,780   (247,696)    22,868    48,440       (656)   145,953     17,655
                                    ========   ========   ========   ========   ========  ========   ========   ========   ========

The accompanying notes are an integral part of these condensed combined financial statements.

Industries International, Incorporated

Condensed Combined Statements of Cash Flows
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

                                                                                      For six months ended June 30,
                                                                                  ---------------------------------------
                                                                    Dec 31,
                                                                     2002            2002           2003          2003
                                                                      RMB             RMB            RMB           USD
Cash flows from operating activities
Net income (loss)                                                     20,450          17,901         (7,722)         (935)
Adjustments  to  reconcile  net  income to net cash  provided  by operating activities:
   Depreciation and amortization                                      17,883           5,662         12,192         1,474
   Provision for doubtful accounts                                       898               -              -             -
   Minority interest in net income of combined subsidiaries           12,346          11,288         11,913         1,441
   Noncash compensation costs                                              -               -         18,555         2,245
   Loss on sales, disposal or impairment of long-live assets, net        281               -            562            68
Changes in assets and liabilities:
   Accounts receivable, net                                          (12,969)         (5,002)        (5,761)         (696)
   Inventories, net                                                   26,381          19,916        (16,263)       (1,967)
   Due from related parties, directors and employees                   4,897           5,049          1,379           166
   Plant and equipment held for sales receivable                           -               -         15,794         1,910
   Prepaid expenses and other current assets                         (12,189)         (8,962)        (4,439)         (537)
   Accounts payable                                                   (1,166)        (16,834)          (611)          (74)
   Due to related parties and director                                (5,385)         (5,934)        (2,292)         (277)
   Tax payable                                                         1,662          (4,773)        (7,026)         (850)
   Accrued expenses and other accrued liabilities                     (2,755)           (898)        (1,511)         (181)
                                                                 -------------    -----------    -----------     --------

   Net cash provided by operating activities                          50,334          17,413         14,770         1,787
                                                                 -------------    -----------    -----------     --------

Cash flows from investing activities
   Proceeds on disposal of other investments                              66               -              -             -
   Purchase of property, plant and equipment                          (6,758)           (345)             -             -
   Proceeds on disposal of property, plant and equipment                   -               -            200            24
                                                                 -------------    -----------    -----------     --------

   Net cash (used in) provided by investing activities                (6,692)           (345)           200            24
                                                                 -------------    -----------    -----------     --------

Cash flows used in financing activities
   Borrowings of short-term debt                                           -          15,000         12,000         1,452
   Repayments of short-term debt                                     (62,167)        (30,164)          (998)         (121)
   Borrowings of long-term debt                                            -               -         20,000         2,419
                                                                 -------------    -----------    -----------     --------

   Net cash (used in) provided from financing activities             (62,167)        (15,164)        31,002         3,750
                                                                 -------------    -----------    -----------     --------

Net (decrease) increase in cash and cash equivalents                 (18,525)          1,904         45,972         5,561
Cash and cash equivalents, beginning of fiscal period                 78,144         140,934        127,019        15,364
                                                                 -------------    -----------    -----------     --------

Cash and cash equivalents, end of fiscal period                       59,619         142,838        172,991        20,925
                                                                 =============    ===========    ===========     ========

Supplemental  disclosure  of cash flow  information
Cash paid during the fiscal period for:
   Income tax                                                              -           2,620          4,276           517
   Interest                                                                -           5,769          3,511           425
                                                                 =============    ===========    ===========     ========


The accompanying notes are an integral part of these condensed combined financial statements.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

1.       PREPARATION OF INTERIM FINANCIAL STATEMENTS

         The accompanying unaudited condensed combined financial statements of Industries International, Incorporated (the "Company") and its subsidiaries (collectively referred to as the "Group") as of June 30, 2003 and for the three-month and six-month periods ended June 30, 2002 and 2003, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications)
         necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2003 and for all periods presented.



         Effective February 10, 2003, pursuant to an Amended and Restated Agreement and Plan of Share Exchange, the Company merged with an operating entity, Broad Faith Limited ("BFL"), resulting in the shareholders and management of BFL having actual and effective control of the Company. For accounting purposes, the transaction has been treated as a recapitalization of BFL with the Company being the legal survivor and BFL being the accounting survivor and the operating entity. The historical financial statements prior to February 10, 2003 are those of BFL, even though they were labeled as those of the Company. In the recapitalization, historical shareholders' equity of the accounting acquirer, BFL, prior to the merger was retroactively restated for the equivalent number of shares received in the merger with an offset to additional paid-in capital.


         As described in Note 6 below, on May 14, 2003, the Company acquired all of the outstanding stock of Li Sun Power International Limited ("LPI"), which held approximately 72.83% interest in Wuhan Lixing Power Sources Company Limited ("WLPS"), a leading lithium and lithium-ion battery manufacturer in PRC. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, the Company has included in its results of operations for the three-month and six-month periods ended June 30, 2003 the results of LPI as if the acquisition had occurred as of the beginning of each period presented.



         As described in Note 5 below, on May 12, 2003, the board of directors of the Company approved and declared a one-for-four reverse split of the Company's common stock, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share. The number of common shares and per-share amounts shown in these financial statements has been retroactively restated to reflect the reverse split.



         Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed combined financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 31, 2002 and the Form 8-K/A for the information of BFL filed on April 14, 2003 and April 22, 2003 respectively.



         The Company's historical financial information is no longer relevant. The results of operations for the three-month and six-month periods ended June 30, 2002 and 2003 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2003 presentation.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


1.       PREPARATION OF INTERIM FINANCIAL STATEMENTS (Continued)


         The condensed combined financial statements and accompanying notes are presented in Renminbi and prepared in conformity with accounting principles generally accepted in the USA ("USGAAP") which requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



         For the convenience of the readers of these combined financial statements, translation of amounts from Renminbi (Rmb) into United States dollars (USD) has been made at the exchange rate of Rmb 1.00 = USD0.12096. No representation is made that the Renminbi amounts could have been or could be converted into the United States dollars at the rates or at any other rates on June 30, 2003.


2.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

         As described in Note 7 below, the consideration for the acquisition of LPI includes a cash of USD 7,662, which shall be either in the form of promissory note payable in cash or common stock of the Company. Had SFAS No. 150 been adopted, such consideration will be recorded as due to a principal shareholder of the Company. As the form for settling the USD7,662 has not been determined, which will be at the discretion of the Company, and this obligation to Mr. Tsui Kit has not been accounted for in these condensed combined financial statement. The Company will adopt SFAS No. 150 in the third quarter of fiscal year 2003.

3.       EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization, as described in Note 1 above.

         As described in Note 1 above, the 14,065,972 shares, in connection with the recapitalization were included in the computation of earnings per share as if outstanding at the beginning of each period presented and 1,249,215 shares, being the outstanding stock of the Company as of February 10, 2003, were treated as issued on February 10, 2003 for the historical net monetary liability of the Company before recapitalization, RMB 133.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


3.       EARNINGS (LOSS) PER SHARE (Continued)

         Diluted earnings (loss) per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings (loss) per share computations also include the dilutive impact of options to purchase common stock which were outstanding during the period calculated by the "treasury stock" method, unvested stock grants and other awards to officers and employees issued in conjunction with EI Plan and PS Plan as described in Note 12 below.

         During the second quarter of fiscal year 2003, the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect of employee stock options is anti-dilutive as to earnings
(loss) per share. The Company had no common equivalent shares with a dilutive effect for any period presented, therefore basic and diluted earnings (loss) per share are the same.

4.       COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) and its components are as follows:

                                                                              For six months ended June 30,
                                                                         ----------------------------------------
                                                                               2002           2003          2003
                                                                                RMB            RMB           USD

        Net income (loss)                                                    17,901         (7,722)         (935)
        Other comprehensive (loss) income:
            Net unrealizable (loss) income on marketable securities            (280)            34             4
                                                                         -----------     ----------    ----------

        Total comprehensive income (loss)                                    17,621         (7,688)         (931)
                                                                         ===========     ==========    ==========

         As of December 31, 2002 and June 30, 2003, the component of accumulated other comprehensive income (loss) is accumulated net unrealizable loss on marketable securities.

5.       STOCKHOLDERS' EQUITY

         As of December 31, 2002, the authorized capital of the Company is USD200 divided into 5,000,000 shares of common stock, par value US dollar 0.04 par value, with one vote for each share.

         On April 10, 2003, the Company amended and restated its Articles of Incorporation to authorize 125,000,000 shares of common stock and 2,500,000 shares of preferred stock.

         On May 12, 2003, the board of directors of the Company approved and declared a one-for-four reverse split of the Company's common stock, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share. The number of common shares and per-share amounts shown in these financial statements has been retroactively restated to reflect the reverse split. The reverse stock split becomes effective on June 2, 2003.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


5.       STOCKHOLDERS' EQUITY (continued)

         On May 14, 2003, 3,941,358 restricted share of common stock of the Company, at USD1.92 per share, were issued for the acquisition of 100% interest in LPI. The excess of consideration of RMB 21,308 over the net carrying value of LPI was treated as dividend to the common control owner, Mr. Tsui Kit. See Note 6 for further discussion of LPI acquisition activities.

         As described in Note 12 below, on May 21, 2003, under Equity Incentive Plan 2003 ("EI Plan"), non-restricted stock-based awards of 1,848,750 shares of the common stock of the Company was made to the Company's employees and external consultants for a value of RMB 30,351 and RMB 36,256 respectively at the date of the grant.

         As described in Note 6 below, on June 10, 2003, the Company issued 665,860 restricted shares of common stock of the Company, for a value of USD2,663, to acquire an additional 4.2372% interest in a subsidiary, Shenzhen Wonderland Communication Science and Technology Company Limited ("Wondial").

         As described in Note 12, during the second quarter of fiscal year 2003, the principal stockholder of the Company, Mr. Tsui Kit, established a stock plan ("PS Plan") to grant restricted stock-based awards of 4,820,354 common stocks of the Company to the Company's employees and his business associates, which are suppliers and customers of the Company, for a value of Rmb190,456 and RMB 9,275 respectively at the date of the grant.

6.       BUSINESS COMBINATION

         The following combinations occurred during the second quarter of the fiscal year 2003:

         a) Merger under common control

         On May 14, 2003, the Company acquired all issued and outstanding shares of LPI, a company incorporated in British Virgin Islands on September 19, 2000, from Mr. Tsui Kit, who is the majority stockholder of the Company as well as the Chief Executive Officer and a director of the Company. By acquiring the capital stock of LPI, the Company becomes the beneficial owner of LPI's approximately 72.83% interest in Wuhan Lixing Power Sources Company Limited ("WLPS"), a leading lithium and lithium-ion battery manufacturer in PRC. Accordingly, the Company has included the results of LPI in its combined results of operations as if the acquisition had occurred as of the beginning the periods presented. The acquisition of LPI is intended to enhance the Company's combined competitive position in both telephone and battery markets in PRC, while strengthening its R&D teams to achieve significant synergies and economies of scale and improve results of the combined operations.

         The consideration for the acquisition was 3,941,358 restricted shares of common stock of the Company, based on a share price of USD1.92 per share and cash of USD7,662, which shall be in the form of a promissory note payable in cash or common stock of the Company. As of June 30, 2003, the form for settling the USD7,662 has not been determined, which will be at the discretion of the Company, and this obligation to Mr. Tsui Kit has not been accounted for in these condensed combined financial statements. (the announcement date of the acquisition).

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


6.       BUSINESS COMBINATION (Continued)

         a) Merger under common control (Continued)


         Since the Company acquires shares in LPI from its controlling stockholder, Mr. Tsui Kit, the transaction was considered a transfer among companies under common control. The method of accounting for such transfer of equity interests was similar to pooling of interest method. Consistent with the provisions of Accounting Principle Board Opinion 16 " Business Combination", Statement of Financial Accounting Standards No. 141 "Business Combination" indicates that the assets and liabilities transferred in such transaction should be accounted for at existing carrying amounts. Any difference between considerations paid for the assets acquired and the existing carrying amounts of such assets to the controlling stockholder would be recorded as a dividend or a capital contribution, as appropriate. Accordingly, the difference between the consideration (the agreed price of USD1.92 per share of 3,941,358 shares of common stock of the Company and the net carrying value of 100% interest in LPI (RMB 42,381) was treated as dividend (RMB 21,308) to the controlling stockholder of both companies (i.e., the Company and LPI), Mr. Tsui Kit.


         b)       Purchase acquisition



     On June 10, 2003, the Company's ownership in Wondial increased from 68.7288% to 72.966%, as a result of the Company acquiring 4,000,000 outstanding shares of Wondial's common stock from a third party. The Company issued 665,860 restricted shares of common stock of the Company, for a value of USD2,663, which was based on closing market price of USD 4 on March 13, 2003, the date of acquisition agreement, and recorded a premium in excess of fair value of net assets of Wondial of RMB 13,965. The changes in the carrying amount of goodwill for the six months period ended June30, 2003 are as follows:


                                                  Communication   Battery and
                                                    terminal        related
                                                    products       products        Total
                                                      RMB            RMB            RMB

         Balance as of January 1, 2003                   --            591            591
         Goodwill acquired during the period         13,965             --         13,965
                                                     ------         ------         ------

         Balance as of June 30, 2003                 13,965            591         14,556
                                                     ======         ======         ======


     In accordance with SFAS No. 142, goodwill is required to be tested for impairment at the reporting unit, which is defined as a company's operating segment or one level below the operating segment. For the purposes of applying SFAS No. 142, the Company has assigned the goodwill to Wondial as a whole, which comprises of only one reporting segment of communication terminal products, and tested for impairment using two-step process.


         The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. The estimates of future cash flows, based on reasonable and supportable assumptions

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

and projections, require management's judgment. Any changes in key assumptions about the Company's businesses and their prospects, or changes in market conditions, could result in an impairment change. No impairment loss was recognized as of June 30, 2003.

6.       BUSINESS COMBINATION (Continued)

         The additional interests of 4.2372% Wondial, as described above, was held by a wholly-owned subsidiary of the Company, Sunbest Industrial Limited ("SIL"), a limited liability company incorporated in British Virgin Island on February 3, 2003. SIL has authorized and outstanding common stock of 50,000 shares and 1 share of United States one dollar par value each respectively. The outstanding common stock was issued to the Company on March 10, 2003. SIL has had no operation since its incorporation up to June 10, 2003 and is used as an investment holding company of the 4.2372% interest in Wondial.



7.       MARKETABLE SECURITIES


         The aggregate cost, gross unrealized gain and losses and fair value pertaining to available-for-sales securities are as follows:


                                                    December 31,            June 30,
                                                -----------------    ------------------------
                                                            2002          2003          2003
                                                             RMB           RMB           USD
        Cost                                              12,971        13,036         1,577
        Gross unrealized gain                                  -            34             4
        Gross unrealized losses                            (368)          (368)          (45)
                                                -----------------    ----------    ----------
        Fair value                                        12,603        12,702         1,536
                                                =================    ==========    ==========

8.       INVENTORIES

         Inventories comprise the follows:
                                                  December 31,              June 30,
                                                ---------------     --------------------------
                                                          2002            2003           2003
                                                           RMB             RMB            USD
        Raw materials                                   25,258          21,734          2,629
        Work-in-progress                                 5,838          14,335          1,734
        Finished goods                                   5,690          16,980          2,054
                                                ---------------     -----------    -----------
                                                        36,786          53,049          6,417
                                                ===============     ===========    ===========

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


9.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment is summarized as follows:

                                                     Estimated useful life
                                                           (in years)           December 31,              June 30,
                                                                              ----------------    -------------------------
                                                                                       2002             2003          2003
                                                                                        RMB              RMB           USD
        Buildings                                           30 - 35                  43,575           47,691         5,769
        Moulds                                               3 - 5                   18,913           16,544         2,001
        Plant and machinery                                  5 - 10                  62,244           59,355         7,180
        Electronic equipment                                   5                     13,567           13,998         1,693
        Motor vehicles                                       5 - 8                    7,568            7,673           928
        Construction in progress                               -                        305                -             -
                                                                              ----------------    -----------    ----------

                                                                                    146,172          145,261        17,571
        Accumulated depreciation                                                    (52,707)         (60,414)       (7,308)
                                                                              ----------------    -----------    ----------

                                                                                     93,465           84,847        10,263
                                                                              ================    ===========    ==========


10.      BANKING FACILITIES

         As of December 31, 2002 and June 30, 2003, the Group is still in negotiations with a banker to further extend its outstanding bank borrowings of RMB 46,000 which have been already been falling due since last fiscal year 2002. The Group does not anticipate that future borrowings will be limited. There are no significant commitment fess or requirements for compensating balances associated with any lines of credit. The Group has paid bank interests on schedule and believes that the outstanding bank borrowings will be extended in the near future.

11.      TAXATION

         The Company and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled.



         As of December 31, 2002, the Company had a net operating loss carry-forward for income tax reporting purposes of approximately USD 475 that might be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, following the recapitalization as mentioned before, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements, because the Company believes there is more likely than not the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.


     No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)



         amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

11.      TAXATION (continued)



         Among the Company's subsidiaries, BFL and LPI, are not liable for income taxes. The PRC subsidiaries comprise a 95% and 51.5% held sino-foreign equity joint ventures, 72.966% and 72.84% incorporated limited companies, Wondial and WLPS respectively and a 90% company with limited liabilities. The PRC operating subsidiaries are subject to income taxes at a rate of 15% and the sino-foreign equity joint ventures and Wondial are entitled to be exempted from income tax for two years starting from the year profits are first made, followed by a 50% exemption for the next three to eight years.



         During the first quarter of fiscal year 2003, the tax holiday in respect of the exemption of value added tax for any products produced and sold within the Shenzhen Special Economic Zone of PRC has been abolished. As a result, Wondial incurred an additional value added tax payable RMB 2,126 as of June 30, 2003.


12.      STOCK-BASED COMPENSATION

         SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock-based compensation is measured as the excess, if any, of the market price of our common stock at the date of grant over an amount that must be paid to acquire the stock. Any deferred compensation is recognized on a graded vesting method.



         During the second quarter of fiscal year 2003, the Company has granted various stock options and stock-based awards under (1) Equity Inventive Plan 2003 ("EI Plan") and (2) stock plans established by the principal stockholder of the Company, Mr. Tsui ("PS Plan") which are described below.


         (1) EI Plan



         EI Plan was approved by the Company's board of directors and stockholders on February 28, 2003 and April 7, 2003 respectively. EI Plan is intended to provide incentives to attract, retain and motivate both eligible employees and directors of the Company, as well as consultants, advisors and independent contractors who provide valuable services to the Company.


                  Initially, 3,750,000 shares of the Company's common stock are reserved for issuance under EI Plan. Under EI Plan, awards may consist of grants of options to purchase our common stock (either Incentive Stock Options (for eligible persons) or Non-Qualified Stock Options, as each is defined in the Internal Revenue Code), grants of restricted common stock, or grants of unrestricted common stock.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


12.      STOCK-BASED COMPENSATION (Continued)

         a) Stock options

         Stock options under EI Plan have been granted to officers, other employees and directors to purchase shares of common stock at or above 85% of the market price of our common stock at the date of issuance. Generally, these options, whether granted from the current plans, become exercisable over staggered periods, but expire after 10 years from the date of the grant. On May 13, 2003, 425,000 and 125,000 unrestricted stock options were issued to directors of the Company and a non-employee respectively.

         As described above, the Company adopted the disclosure requirements of SFAS No. 123, but elected to continue to measure compensation expense in relation to options granted to employees in accordance with APB No.
         25. Accordingly, no compensation expense is recorded of 425,000 stock option granted to employees because the exercise price of the Company's stock options is equal to or greater than the market price of the underlying stock on the date of grant. Had compensation expense been determined based on the estimated fair value of options granted in the second quarter of fiscal 2003, consistent with the methodology in SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced (added) as follows:

                                                              For three months ended           For six months
                                                                     June 30,                   ended June 30,
                                                                      (In thousand, except per share amount)
                                                                   2002        2003        2002       2003   2003
                                                                    RMB         RMB         RMB        RMB   USD
         Net income (loss):
            As reported                                          12,118     (15,122)     17,902     (7,722)    (935)
            Total stock-based compensation expense                    -         (39)          -        (39)      (4)
                                                             -----------  ----------  ---------- ---------- --------

            Pro forma                                            12,118     (15,161)     17,902     (7,761)    (939)
                                                             ===========  ==========  ========== ========== ========

         Basic net income (loss) per share
            As reported                                            0.79       (0.89)       1.17      (0.48)   (0.06)
                                                             ===========  ==========  ========== ========== ========
            Pro forma                                              0.79       (0.89)       1.17      (0.48)   (0.06)
                                                             ===========  ==========  ========== ========== ========

         The options granted had a weighted average "fair value" per share on date of grant of USD4.16. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods, i.e., 5 years as prescribed under EI Plan. Because the determination of the fair value of all options granted includes an expected volatility factor, the above pro forma disclosures are not representative of pro forma effects for future years. The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions used for grants in the second quarter of the fiscal year 2003:

        Risk-free interest rate                             4.61%
        Expected volatility                                99.14%
        Contractual life                                 10 years

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


     12. STOCK-BASED COMPENSATION (Continued)

     a) Stock options (Continued)


     On May 13, 2003, 125,000 stock options were granted to non-employee for her past service. Consistent with the methodology in SFAS No. 123, the fair value of stock option, RMB 4,312, was expensed on the date of grant. The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no dividends and the weighted average assumptions described above.


         Information concerning options issued under EI Plan of the Company in the second quarter of fiscal year 2003 is presented in the following table:



                                                Number of      Weighted Average
                                                 Options        Exercise Price
                                              --------------- ------------------

        Outstanding at beginning of period                 -          -
        Stock option granted                         550,000        5.6
        Exercised                                          -          -
        Cancelled                                          -          -
                                              ---------------

        Outstanding at end of period                 550,000
                                              ===============
     b) Stock-based awards

     On May 21, 2003, under EI Plan, stock-based awards of 732,500 and 1,116,250 shares of unrestricted common stock of the Company were made to employees and various external consultants and advisors of the Company respectively.

     i) Stock-based awards to employees

     The Company applies the provisions of APB No. 25, in accounting for its stock-based awards. 732,500 unrestricted stock awards, issued at a market value of RMB 30,351, were granted to employees with total vesting periods of up to five years as prescribed in EI Plan. Recipients are not required to provide consideration to the Company other than rendering service. The awards are recorded at the market value on the date of grant. Initially, the total market value of the shares is treated as unearned compensation and is charged to expense over the respective vesting period.

     ii) Stock-based awards to external consultants and advisors

According to SFAS No. 123, all equity instruments transferred to non-employees in exchange for goods and services are measured at fair value. Fair value can be measured based on either the fair value of the goods or services received or the fair value of the equity instrument -- whichever is more reliably determinable (EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services"). The fair value of the stock-based awards was then based on fair value of the goods or services received

12.  STOCK-BASED COMPENSATION (Continued)

     iii)Stock-based awards to external consultants and advisors (continued)

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


     As with APB Opinion No. 25, compensation expense is recognized by amortizing total compensation cost over the periods in which the related employee services are rendered. 361,250 out of total stock-based awards was granted to an external consultant for past service and all of the cost, RMB 4,972, is expensed in the second quarter of fiscal year 2003. The fair value of the remaining stock-based awards of 755,000 unrestricted common stocks, RMB 31,284, was recognized over a period of three years services commencing from the date of grant.


     (2) PS Plan

     During the second quarter of fiscal year 2003, the principal stockholder of the Company, Mr. Tsui Kit, granted stock-based awards to various parties, including employees and business associates, to enhance or maintain the value of his investment and the Company is implicitly benefit from the plan by retention of, and possibly improved performance by, the employee and maintenance of business relationship with various business associates of Mr. Tsui Kit and the Company.

     In accordance with the AICPA Accounting Interpretations of APB No. 25, Stock Plans Established by a Principal Stockholder, a company should account for plans, if they have characteristics otherwise established similar to compensatory plans adopted by the company, that are established or financed by a principal stockholder. The economic substance of this type of plan is substantially the same for the company and the employee, whether the plan is adopted by the company or a principal stockholder. This type of plan should be treated as a contribution to capital by the principal stockholder with the offsetting charge accounted for in the same manner as compensatory plans adopted by the company. The fair value of the share-based awards and stock option, as described below, will be the total compensation cost, which will be expensed over the vesting period.

     Stock-based awards

     On June 13, 2003, under PS Plan, stock-based awards of 4,596,500 and 223,854 shares of restricted common stock of the Company were made to Company's employees and various business associates of Mr. Tsui Kit respectively. Recipients are not required to provide consideration to the Company but the stocks are restricted to trade for two years.

     i) Stock-based awards to employees

     Stock-based awards to employees under PS Plan have been granted to officers, other employees and directors who have been employed with the Company and its subsidiaries at least three years or above and were selected by the president of Company to grant the awards. Recipients are required to rendering service for three years from the date of grant.

     The Company applies the provisions of APB No. 25, in accounting for its stock-based awards. On June 13, 2003, 4,596,500 restricted stock-based awards, issued at a market value of Rmb 190,456 at the date of grant, granted to employees of the Company. Initially, the total market value of the shares is treated as unearned compensation and is charged to expense over three years vesting period.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)

12.  STOCK-BASED COMPENSATION (Continued)


         (2) PS Plan (Continued)



         ii) Stock-based awards to various related business parties of the principal stockholder



         Consistent with the methodology in SFAS No. 123 for equity instruments transferred to non-employees, 223,854 stock-based awards granted to various business associates, which are suppliers and customers of the Company, at a value of Rmb 9,275, measured at the fair value of the share-based award grant, were expensed in the second quarter of fiscal year 2003. The fair value of the stock-based awards granted is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no dividends and the weighted average assumptions described in Note 12(1)(a) above.



         The value of unearned compensation under EI Plan (Rmb 61,635) and PS Plan (Rmb 190,456) are included as a separate component of stockholders' equity. The total compensation expense recognized for stock option under PS Plan and all stock-based awards were Rmb 4,312 and Rmb 14,243 respectively for the second quarter of fiscal year 2003.



13.      SEGMENT INFORMATION


         Effective in the second quarter of fiscal year 2003 after the acquisition of LPI, the Company's operations are classified into three reportable business segments: communication terminal products, mainly corded and cordless telephone which are sold under the trademark, Wondial (TM), battery testing equipment and battery products. The Company's three reportable business segments are identified separately based on fundamental differences in their operations. There are no material intersegment sales.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
--------------------------------------------------------------------------------
(amount in thousands)
(Unaudited)


13.      SEGMENT INFORMATION (Continued)

         Summarized below are the Company's segment sales and operating earnings
         (loss) for the three months and six months ended June 30, 2002 and 2003:

                                                          For three months ended              For six months
                                                                 June 30,                     ended June 30,
                                                             2002          2003         2002        2003     2003
                                                              RMB          RMB          RMB         RMB       USD
         Segment revenues
         Communication terminal products                     71,822       81,134      132,011     135,937   16,443
         Battery testing equipment                           17,879       16,892       27,424      33,748    4,082
         Battery products                                    23,382       20,660       39,589      43,587    5,272
                                                         -----------  -----------  ----------- ----------- --------

         Segment totals                                     113,083      118,686      199,024     213,272   25,797
         Rental income                                        2,040          240        4,080         480       58
         Reconciling items                                     (442)         (11)      (1,294)         96       12
                                                         -----------  -----------  ----------- ----------- --------

         Total combined                                     114,681      118,915      201,810     213,848   25,867
                                                         ===========  ===========  =========== =========== ========

         Segment operating earnings (loss)
         Communication terminal products                     12,538       12,150       19,692      16,092   1,946
         Battery testing equipment                            3,836        4,098        4,052       8,256     999
         Battery products                                     5,610        2,897        9,662       8,516   1,030
                                                         -----------  -----------  ----------- ----------- --------

         Segment totals                                      21,984       19,145       33,406      32,864   3,975
         Recognized compensation expenses                         -      (18,555)           -     (18,555) (2,244)
         Reconciling items                                     (743)      (6,815)      (1,575)     (6,838)   (828)
                                                         -----------  -----------  ----------- ----------- --------

         Total combined                                      21,241       (6,225)      31,831      (7,471)   (903)
                                                         ===========  ===========  =========== =========== ========

         There are no material changes in total assets of each segment since the last fiscal year 2002.


14.      COMMITMENTS

         There was neither new operating lease agreement signed nor material outstanding capital commitments since last fiscal year 2002.

       PART 1 - ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

         In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions in China which would negatively impact the availability of money for discretionary spending, the loss of the services of Dr. Kit Tsui, our Chief Executive Officer, those factors discussed below and other factors, some of which will be outside of our control. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the SEC, including the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and the other Quarterly Reports on Form 10-Q filed by us in our fiscal year 2003, which runs from January 1, 2003 to December 31, 2003.

         The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by more detailed financial information appearing elsewhere in this Quarterly Report on Form 10-Q. See "Item
1. Financial Information."

         When the words "we", "our" or "the Company" are used in this Quarterly Report on Form 10-Q, they refer to Industries International, Incorporated and its subsidiaries, which include the following:

         Broad Faith Limited. ("BFL"), a holding company;

         Shenzhen Kexuntong Industrial Co., Ltd. ("SKI"), a sino-foreign joint venture company established in China that is owned 95% by Industries International, Incorporated, and which, in turn, owns 72.966% of Shenzhen Wonderland Communication Science and Technology Co., Ltd. ("Wonderland"), a limited liability company; and

         Li Sun Power International Limited ("LPI"), which was acquired by the Company on May 14, 2003 through the purchase of all of LPI's outstanding stock. LPI holds a 72.83% interest in Wuhan Lixing Power Sources Company Limited ("WLPS"), a leading lithium and lithium-ion battery manufacturer, which, in turn, owns (i) 70.7% of Wuhan Lixing (Torch) Power Sources Company Limited("WLPT"), a sino-foreign joint venture company and (ii) 90% of Shenzhen Chuang Lixing Power Sources Company Limited ("SCLP"), a limited liability company.

         The Company and all its subsidiaries, with the exception of BFL and LPI, are located in the People's Republic of China.

         On May 12, 2003, the Company's board of directors approved and declared a one-for-four reverse split of the Company's common stock, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share.

         On  May  14,  2003,   3,941,358  post-split  shares  of  the  Company's
restricted common stock, valued at USD$1.92 per share, were issued for the acquisition of a 100% interest in LPI.

          Because many of the telephones manufactured by the Company are cordless and require batteries to operate, management believes that the acquisition of LPI will enhance the Company's competitive position in both the telephone and the battery markets in the People's Republic of China. Management also believes that the acquisition will strengthen its research and development teams by encouraging the development of synergies and economies of scale, thereby improving results of the combined operations.

Results of Operations

         Under accounting principles generally accepted in the United States, the Company has included the results of LPI in its combined results of operations as if the acquisition had occurred as of the beginning the periods presented.

         During the quarter ended June 30, 2003, the Company granted various stock options and stock-based awards under its 2003 Equity Inventive Plan ("EI Plan") and a stock plan established by the principal stockholder of the Company, Dr. Kit Tsui. ("PS Plan"). The total compensation expense recognized for stock options under the PS Plan and all stock-based awards was $2,354,000. Due to our use of stock-based compensation, our net income for the six months ended June 30, 2003 was approximately $(935,000).

         The results of operations for the three-months and six-months ended June 30, 2002 and 2003 are as follows.

                                          For the three months ended June 30,              For six months ended June 30
                                           2002         2003                              2002        2003
                                            USD          USD         % of change           USD         USD   % of change
Operating revenues
Net sales                                    13,625     14,355            5.36%           23,917      25,809        7.91%
Rental income                                   247         29          (88.24%)             494          58      (88.25%)
                                        ------------   --------                          --------    --------
Total operating revenues                     13,872     14,384            3.69%           24,411      25,867        5.96%
                                        ------------   --------                          --------    --------
Operating expenses
Manufacturing and other costs of
sales                                         9,071     10,209           12.55%           16,423      18,224       10.97%
Sales and marketing                             480        729           51.92%            1,034       1,269       22.70%
General and administrative                      510        471           (7.59%)           1,046         929      (11.15%)
Research and development                        327        456           39.43%              643         747       16.15%
Depreciation and amortization                   539        664           23.05%              668         800       19.77%
Other operating costs and
expenses                                          8      2,277        28418.18%               16       2,428    14659.38%
                                        ------------   --------                          --------    --------

Total operating expenses                     10,936     14,806           35.39%           19,830      24,397       23.03%
                                        ------------   --------                          --------    --------
Operating income (loss)                       2,936      (422)         (114.39%)           4,581       1,470     (67.91%)
Interest expenses                              (456)      (308)         (32.32%)            (905)       (571)     (36.88%)
Other income, net                                89        (22)        (125.07%)             174           4     (97.71%)
                                        ------------   --------                          --------    --------
Income (loss) before income taxes             2,569       (753)        (129.31%)           3,850         903      (76.55%)
and minority interest
Provision for income taxes                     (230)      (222)          (3.21%)            (332)       (397)      19.70%
                                        ------------   --------                          --------    --------
Income (loss) before minority
interest                                      2,340      (975)         (141.69%)           3,519         506      (85.62)%
Minority interest in income of
combined subsidiaries                          (874)      (854)          (2.28%)          (1,353)     (1,441)       6.48%
                                        ------------   --------                          --------    --------
Net income (loss)                             1,466     (1,829)        (224.79%)           2,165        (935)    (143.18%)
                                        ============   ========                          ========    ========

Three Months Ended June 30, 2003 as compared to the Three Months Ended June 30, 2002

Revenues

         During the quarter ended June 30, 2003, we recorded approximately $14,384,000 in operating revenues as compared to $13,872,000 in operating revenues during the quarter ended June 30, 2002, an increase of 3.69%. The increase in our revenues resulted primarily from increased sales, which we experienced as a result of increasing our sales network and promoting our new products. Our revenues were derived principally from sales of our products, although we also recorded $29,000 in rental income from equipment leases we entered into with certain of our OEM partners, a decrease of $218,000 from the quarter ended June 30, 2002 during which we recorded $247,000 in rental income. The decrease in rental income resulted because we sold the equipment.

Operating Expenses

         During the quarter ended June 30, 2003, our operating expenses increased by $3,870,000 to $14,806,000 as compared to operating expenses of $10,936,000 during the quarter ended June 30, 2003, an increase of 35.39%. Manufacturing and other costs of sales rose by $1,138,000 to $10,209,000 during the quarter ended June 30, 2003 as compared to $9,071,000 during the quarter ended June 30, 2002, an increase of approximately 12.55%. The increase in our costs of sales resulted from the increase in sales. During the quarter ended June 30, 2003, we also had other operating costs and expenses of approximately $1,723,000 as compared to no such expenses during the quarter ended June 30, 2002. These expenses related primarily to our use of stock or stock options to pay consultants and employees during the quarter ended June 30, 2003. As a result of the increase in costs of sales and the expense related to our use of stock or stock options as compensation, we experienced an operating loss in the amount of $(422,000) for the quarter ended June 30, 2003 as compared to operating income of $2,936,000 for the quarter ended June 30, 2002 and a net loss of $(1,829,000) for the quarter ended June 30, 2003 as compared to net income of $1,466,000 for the quarter ended June 30, 2002.

         Our general and administrative expenses totaled approximately $471,000 for the quarter ended June 30, 2003 as compared to $510,000 for the quarter ended June 30, 2002, a decrease of $39,000. General and administrative expenses consist of salaries, employee benefits, travel and entertainment expenses and office expenses. The decrease in general and administrative expenses resulted primarily from a decrease in office expenses and travel and entertainment expenses.

         During the quarter ended June 30, 2003 we spent approximately $456,000 in research and development costs as compared to $327,000 for the quarter ended June 30, 2002. This increase in research and development costs related to the development of our 2.4 GHz cordless telephone and our new Li-ion battery as well as for technical upgrades for our original products. During the quarter ended June 30, 2003 we also granted incentives to engineers who invented new products.

         During the quarter ended June 30, 2003, we spent $729,000 on sales and marketing expenses as compared to $480,000 spent on sales and marketing expenses during the quarter ended June 30, 2002, an increase of 51.92%. Sales and marketing expenses consisted of advertising costs and salary and benefits for our sales staff, which we increased. We increased our sales staff because we believe that the related increase in sales will offset the related employment costs.

         On May 13, 2003, we granted stock options to purchase a total of 550,000 shares of our common stock to directors and others. These options were measured at their fair value of $4.16 using the Black-Scholes option pricing model. The unearned compensation costs are amortized to compensation expense over their respective vesting periods and the compensation costs for past services were fully charged at the date of grant. Total compensation expense recognized was approximately $2,354,000, which included awards granted under both the EI and the PS Plans, of which approximately $635,000 was amortization of unearned compensation cost for the quarter ended June 30, 2003.

         On May 21, 2003, pursuant to the EI Plan, we granted awards of common stock to our employees and consultants. 1,116,250 shares were awarded to various consultants for services having a total value of $4,385,000 and 732,500 shares were granted to employees for services having a total value of $3,662,500.

Interest Expense and Other Income, Net

         Interest expense and other income, net totaled approximately $(308,000) and $(22,000), respectively, for the quarter ended June 30, 2003 as compared to $(456,000) and $89,000, respectively, for the quarter ended June 30, 2002. Interest expense related to interest paid on our bank loans. Other income, net is comprised of interest on our bank deposits. We repaid a loan of $3,629,000 during the second quarter of the fiscal year ended December 31, 2002, decreasing our interest expense.

Minority Interest

         During the quarter ended June 30, 2003 we recorded $(854,000) of income attributable to our minority interests in SKI, Wonderland, WLPS, WLTP and SCLP. Our subsidiaries or we own 95%, 72.97%, 72.84%, 70.7% and 90% respectively, of these five entities. During the quarter ended June 30, 2002, we recorded $(874,000) of income attributable to these interests. The decrease in income resulted from a decline in operating income earned during the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Six Months Ended June 30, 2003 as compared to the Six Months Ended June 30, 2002

Revenues

         During the six month period ended June 30, 2003, we recorded approximately $25,867,000 in operating revenues as compared to $24,411,000 in operating revenues during the six month period ended June 30, 2002, an increase of 5.96%. The increase in our revenues resulted primarily from increased sales, which we experienced as a result of increasing our sales network and promoting our new products. Our revenues were derived principally from sales of our products, although we also recorded $58,000 in rental income from equipment leases we entered into with certain of our OEM partners, a decrease of $436,000 from the six month period ended June 30, 2002, during which we recorded $494,000 in rental income. The decrease in rental income resulted from our sale of the equipment.

Operating Expenses

         During the six month period ended June 30, 2003, our operating expenses increased by $4,567,000, to $24,397,000 as compared to operating expenses of $19,830,000 during the six month period ended June 30, 2003, an increase of 23.03%. Manufacturing and other costs of sales rose by $1,801,000 to $18,224,000 during the six month period ended June 30, 2003 as compared to $16,423,000 during the six month period ended June 30, 2002, an increase of approximately 10.97%. The increase in our costs of sales resulted from our increased sales. During the six month period ended June 30, 2003, we also had other operating costs and expenses of $2,428,000 as compared to other operating costs and expensed of $16,000 during the six month period ended June 30, 2002. These expenses related primarily to our use of stock or stock options to pay consultants and employees during the six month period ended June 30, 2003. The increase in costs of sales and the expense related to our use of stock or stock options as compensation had the effect of reducing our operating income. Our operating income was $1,470,000 during the six month period ended June 30, 2003 as compared to operating income of $4,581,000 for the six month period ended June 30, 2002. We experienced a net loss of $(935,000) for the six month period ended June 30, 2003 as compared to net income of $2,165,000 for the six month period ended June 30, 2002. In addition, our net income was adversely affected during the six month period ended June 30, 2003 by the decision of the government of Shenzhen to suspend a preferential tax policy that resulted in our payment of approximately $258,000 in Value Added Tax.

         Our general and administrative expenses totaled approximately $929,000 for the six month period ended June 30, 2003 as compared to $1,046,000 for the six month period ended June 30, 2002, a decrease of $117,000. General and administrative expenses consist of salaries, employee benefits, travel and entertainment expenses and office expenses. The decrease in general and administrative expenses resulted from a decrease in office expenses and travel and entertainment expenses.

         During the six month period ended June 30, 2003 we spent approximately $747,000 in research and development costs as compared to $643,000 for the six month period ended June 30, 2002. This increase in research and development costs related to the development of our 2.4 GHz cordless telephone and our new Li-ion battery as well as for technical upgrades for our original products. We expect our research and development costs to continue to be substantial as we intend to expand our research and development efforts. During the six month period ended June 30, 2003 we also granted incentives to engineers who invented new products.

         During the six month period ended June 30, 2003, we spent $1,269,000 on sales and marketing expenses as compared to $1,034,000 spent on sales and marketing expenses during the six month period ended June 30, 2002, an increase of 22.70%. Sales and marketing expenses consisted of advertising costs and salary and benefits for our sales staff, which we increased. We increased our sales staff because we believe that the related increase in sales will offset the related employment costs.

         On May 13, 2003, we granted stock options to purchase a total of 550,000 shares of our common stock to directors and others. These options were measured at their fair value of $4.16 using the Black-Scholes option pricing model. The unearned compensation costs are amortized to compensation expense over their respective vesting periods and the compensation costs for past services were fully charged at the date of grant. Total compensation expense recognized was approximately $5,388,000, of which approximately $635,000 was amortization of unearned compensation cost.

         On May 21, 2003, pursuant to the EI Plan, we granted awards of common stock to our employees and consultants. 1,116,250 shares were awarded to various consultants for services having a total value of $4,385,000 and 732,500 shares were granted to the employees for services having a total value of $3,662,500.

      Our Chief Executive Officer, Dr. Kit Tsui, transferred to our employees, suppliers and customers a total of 4,820,353 shares of his restricted common stock. Of this amount, 4,596,500 shares were transferred to our employees and the remaining shares were transferred to suppliers and customers. The per share value of the common stock on the date of transfer was $5.

Interest Expense and Other Income, Net

         Interest expense and other income, net totaled approximately $(571,000) and $4,000, respectively, for the six-month period ended June 30, 2003 as compared to $(905,000) and $174,000, respectively, for the six month period ended June 30, 2002. Interest expense related to interest paid on our bank loans. Other income, net is comprised of interest on our bank deposits. We repaid a loan of $3,629,000 during the second quarter of the fiscal year ended December 31, 2002, decreasing our interest expense.

Minority Interest

         During  the  six  month   period   ended  June  30,  2003  we  recorded
$(1,441,000) of income attributable to our minority interests in SKI, Wonderland, WLPS, WLTP and SCLP. Our subsidiaries or we own 95%, 72.97%, 72.84%, 70.7% and 95% respectively, of these five entities. During the six month period ended June 30, 2002, we recorded $(1,353,000) of income attributable to these interests. The decrease in income resulted from a decline in operating income earned during the six month period ended June 30, 2003 as compared to the quarter ended June 30, 2002.

Liquidity and Capital Resources

         To date, we have financed our operations with cash from our operating activities and bank loans totaling approximately $20,808,000. Our bank line of credit, totaling approximately $5,560,000 was due to be paid on December 31, 2002. Of these loans, $725,000 has been extended on new terms. We are currently in negotiations with the bank to extend our line of credit. During these negotiations, we have continued to make the monthly payments required pursuant to our agreement with the bank. The bank has not made a demand that the line of credit be repaid. We expect to successfully renegotiate the terms of our line of credit.

         Other than negotiations relating to the extension of our line of credit, we know of no demands, commitments, events or uncertainties that will result in or that are reasonably likely to result in our liquidity increasing or decreasing in any material way.

         Cash and cash equivalents for the six months ended June 30, 2003 totaled approximately $20,925,000 and were used to fund operations.

         We have invested in marketable securities. During the quarter ended June 30, 2003, the value of our marketable securities increased by $12,000, from $1,524,000 on December 31, 2002 to $1,536,000. Our marketable securities represent approximately 2.58% of our current assets.

         As of June 30, 2003, we had a current ratio of 1.64, net working capital of $23.2 million and net equity of $17.7 million.

         We have not made any material commitments for capital expenditures since the end of our last fiscal year, December 31, 2002.

         During the six month period ended June 30, 2003, our net cash and cash equivalents increased by approximately $5,561,000, from approximately $15,364,000 as of December 31, 2002 to $20,925,000 as of June 30, 2003, an
increase of approximately 36.20%. This increase was mainly attributable to the acquisition of LPI, which provided us with $11,693,000 in cash.

         Net cash provided by operating activities during the six months ended June 30, 2003 totaled approximately $1,787,000. Our primary use of cash was for the purchase of inventory and for the payment of the Value Added Tax that was imposed as a result of the decision of the government of Shenzhen to suspend a preferential tax policy.

         Cash provided from financing activities for the six month period ended June 30, 2003 totaled approximately $3,750,000, representing borrowings of long-term debt.

         We used cash to pay interest of approximately $425,000 during the six month period ended June 30, 2003.

Financial Condition

         Other than as described above under the section titled "Liquidity and Capital Resources", on a recapitalization basis, there were no material changes in financial condition from the end of the preceding fiscal year to June 30, 2003.

Critical Accounting Policies and Estimates

         Our discussion and analysis of our financial condition and results of operations are based upon our combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-based compensation

         SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic-value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock-based compensation is measured as the excess, if any, of the market price of our common stock at the date of grant over an amount that must be paid to acquire the stock. Any deferred compensation is recognized on a graded vesting method.

Goodwill on consolidation

         Goodwill represents the excess of the cost of companies acquired over the least fair value of their net assets at date of acquisition and is evaluated at lease annually for impairment.

         In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.

         The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's judgment. Any changes in key assumptions about the Company's businesses and their prospects, or changes in market conditions, could result in an impairment change. No impairment loss was recognized as of December 31, 2002.

PART 1 - ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK.

         Our operations are located in China and most of our sales revenues are earned in China, therefore we are not exposed to risks relating to fluctuating currencies or exchange rates. As of June 30, 2003, our bank debt earned interest at a fixed rate.

PART 1 - ITEM 4   CONTROLS AND PROCEDURES

         The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. The evaluation was undertaken in consultation with the Company's accounting personnel. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - ITEM 1  LEGAL PROCEEDINGS

         Not Applicable

PART II - ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

         On May 12, 2003, the board of directors approved and declared a one-for-four reverse split of the Company's common stock, par value $0.01 per share, for holders of record as of 5:00 pm (EST) on May 22, 2003. The reverse stock split shall become effective on June 2, 2003 as of 5:00 pm (EST). The reverse split decreased the number of shares of issued and outstanding common stock and increased the par value.

         On March 10, 2003 we entered into an agreement for the Sale and Purchase of Shares in Li Sun Power International Limited. This transaction closed on May 14, 2003. Pursuant to the agreement we entered into, we issued to the stockholders of Li Sun Power International Limited 3,941,358 shares of our restricted common stock having a value of $0.48 per share or $7,662,000 in total. This transaction was exempt from registration under Regulation S of the Securities Act of 1933.

         On June 10, 2003 we increased our ownership in Wondial by issuing to Sunbest Industrial Limited a total of 665,860 shares of our restricted common stock in exchange for its 4,000,000 shares of Wondial common stock. The value of the stock issued to Sunbest Industrial Limited was $4 per share or $2,663,000 in total. This transaction was exempt from registration under Regulation S of the Securities Act of 1933.

PART II - ITEM 3 DEFAULTS UPON SENIOR SECURITIES

         Not Applicable

PART II - ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

PART II - ITEM 5 OTHER INFORMATION

         Not Applicable

PART II - ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

On April 22, 2003 the Company filed a report on Form 8-K which disclosed the audited financial statements of Broad Faith Limited.

On April 24, 2003 the Company filed a report on Form 8-K to disclose the issuance of a press release relating to the financial results of Broad Faith Limited for the period ended December 31, 2002.

On May 7, 2003 the Company filed a report on Form 8-K to disclose a change of auditors from Randy Simpson, CPA, P.C. to Moores Rowland, Chartered Accountants.

On May 13, 2003 the Company filed a report on Form 8-K to disclose the postponement of the closing date for the purchase of stock in Li Sun Power International Limited.

On May 16, 2003 the Company filed a report on Form 8-K to announce a 4-for-1 reverse stock split declared on May 12, 2003 and effective on June 2, 2003.

On May 19, 2003, the Company filed a report on Form 8-K which disclosed the Company's unaudited pro forma condensed financial information, giving effect to the acquisition as a purchase of Li Sun Power International Limited by the Company in accordance with Article 11 of Regulation S-X.

Exhibits

2. Amended and Restated Agreement and Plan of Share Exchange by and among Broad Faith Limited, a British Virgin Islands Corporation, and the Sole Stockholder of Broad Faith Limited on the one hand, and Industries International, Inc., a Nevada corporation and Certain Stockholders of Industries International, Inc., on the other hand dated February 10, 2003. (1)

3.1      Articles of Incorporation. (2)

3.2      By-laws, as amended. (2)

31.1 Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (3)

31.2 Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (3)

32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

------------------
     (1) Incorporated by reference from the Company's Current Report on Form 8-K, as filed on February 12, 2003.

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

Dated August 21, 2003

                              INDUSTRIES INTERNATIONAL, INCORPORATED



                              By: /s/ Kit Tsui
                                  ----------------------------------------
                                  Dr. Kit Tsui, Chief Executive Officer

                              INDUSTRIES INTERNATIONAL, INCORPORATED



                              By: /s/ Guoqiong Yu
                                  ----------------------------------------
                                  Guoqiong Yu, Chief Financial Officer