Form 10-Q
period 2003-09-30
INDUSTRIES INTERNATIONAL INC
filed 2003-11-13
CIK 1128252

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

       ------------------------------------------------------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2003

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_|. No |X|

The Registrant had 24,104,540 shares of common stock, par value $0.01 per share, issued and outstanding as of November 13, 2003.

================================================================================

                     INDUSTRIES INTERNATIONAL, INCORPORATED
--------------------------------------------------------------------------------
                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I
NUMBER

Item 1 - Financial Information
         Condensed Combined Statements of Operations - Three-Month and
         Nine-month periods ended September 30, 2002 and 2003                           F-1

         Condensed Combined Balance Sheets - December 31 2002 and September 30, 2003    F-2

         Condensed Combined Statements of Changes in Stockholders' Equity and
         Comprehensive Income/Loss                                                      F-3

         Condensed Combined Statements of Cash Flows - Nine-Month periods ended
         September 30, 2002 and 2003                                                    F-4

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

Signature Page

--------------------------------------------------------------------------------

Industries International, Incorporated

Index to Condensed Combined Financial Statements
================================================================================

Condensed Combined Statements of Operations for the three-month              F-1
and nine-month periods ended September 30, 2002 and 2003

Condensed Combined Balance Sheets as of December 31, 2002 and                F-2
September 30, 2003

Condensed Combined Statements of Changes in Stockholders' Equity and         F-3
Comprehensive Income / Loss

Condensed Combined Statements of Cash Flows for the nine-month periods       F-4
ended September 30, 2002 and 2003

Notes to Condensed Combined Financial Statements                        F5 - F18

Industries International, Incorporated

Condensed Combined Statements of Operations
================================================================================
(amount in thousands, except per share data)
(Unaudited)

                                                               For three months                  For nine months
                                                              ended September 30,              ended September 30,
                                                             ---------------------     ----------------------------------
                                                                 2002         2003         2002         2003         2003
                                                                  RMB          RMB          RMB          RMB          USD
                                                             --------     --------     --------     --------     --------
Operating revenues
Net sales                                                     136,813      130,340      334,543      343,708       41,575
Rental income                                                   2,040          240        6,120          720           87
                                                             --------     --------     --------     --------     --------

Total operating revenues                                      138,853      130,580      340,663      344,428       41,662
                                                             --------     --------     --------     --------     --------

Operating expenses
Manufacturing and other costs of sales                         88,437       97,690      224,209      248,353       30,041
Sales and marketing                                             5,661        4,889       14,211       15,381        1,860
General and administrative                                      4,389        3,527       13,033       11,205        1,355
Research and development                                        3,212        3,192        8,529        9,366        1,133
Depreciation and amortization                                   2,685          997        8,207        3,217          389
Other operating costs and expenses                                233        8,615          369       30,370        3,673
                                                             --------     --------     --------     --------     --------

Total operating expenses                                      104,617      118,910      268,558      317,892       38,451
                                                             --------     --------     --------     --------     --------

Operating income                                               34,236       11,670       72,105       26,536        3,211
Interest expenses                                              (2,541)      (2,048)     (10,020)      (6,766)        (818)
Other (expenses) income, net                                     (186)         475        1,254          515           62
                                                             --------     --------     --------     --------     --------

Income before income taxes and minority interest               31,509       10,097       63,339       20,285        2,455
Provision for income taxes                                     (3,106)      (1,994)      (5,848)      (5,274)        (638)
                                                             --------     --------     --------     --------     --------

Income before minority interest                                28,403        8,103       57,491       15,011        1,817
Minority interest in income of combined subsidiaries          (10,291)      (5,943)     (21,479)     (17,856)      (2,160)
                                                             --------     --------     --------     --------     --------

Net income (loss)                                              18,112        2,160       36,012       (2,845)        (343)
                                                             ========     ========     ========     ========     ========

Earnings (loss) per share:
Basic weighted average number of common stock outstanding
                                                               15,315       22,332       15,315       18,245       18,245
                                                             ========     ========     ========     ========     ========

Basic net income (loss) per common stock                         1.18         0.10         2.35       (0.155)       (0.02)
                                                             ========     ========     ========     ========     ========

The accompanying notes are an integral part of these condensed combined financial statements.

Industries International, Incorporated

Condensed Combined Balance Sheets
================================================================================
(amount in thousands, except per share data)
(Unaudited)

                                                                  December 31,           September 30,
                                                                 ---------------     ---------------------
                                                                            2002         2003         2003
                                                                 Note        RMB          RMB          USD
                                                                 ----   --------     --------     --------
ASSETS
Current assets:
Cash and cash equivalents                                                127,019      197,425       23,880
Marketable securities                                              8      12,603       12,643        1,529
Guaranteed investment contract                                            10,000       10,000        1,210
Accounts receivable, net of allowance for uncollectible of Rmb
    3,827 and Rmb 12,709                                                 137,591      148,217       17,928
Due from related parties, director and employees                          14,157       14,132        1,710
Inventories                                                        9      36,786       45,088        5,454
Plant and equipment held for sales receivable                                 --       12,231        1,479
Plant and equipment held for sales                                        64,644           --           --
Prepaid expenses and other current assets                                 33,478       22,666        2,742
                                                                        --------     --------     --------

Total current assets                                                     436,278      462,402       55,932

Goodwill                                                           7         591       14,556        1,761
Property, plant and equipment, net                                10      93,465       84,096       10,172
                                                                        --------     --------     --------

Total assets                                                             530,334      561,054       67,865
                                                                        ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Debts maturing within one year                                           141,025       97,571       11,802
Accounts payable - trade                                                  54,269       59,271        7,169
Due to principal stockholder                                              67,458       65,570        7,931
Other payable                                                             45,205       44,800        5,419
Tax payable                                                               11,757        6,183          748
Accrued expenses and other accrued liabilities                            43,933       43,444        5,255
                                                                        --------     --------     --------

Total current liabilities                                                363,647      316,839       38,324
                                                                        --------     --------     --------

Non-current liabilities
Long-term debts                                                               --       20,000        2,419
                                                                        --------     --------     --------

Minority interests in combined subsidiaries                              121,434      131,181       15,868
                                                                        --------     --------     --------

Stockholders' equity:
Common stock                                                       6       5,969        7,722          934
Additional paid-in capital                                               (60,364)     161,932       19,594
Deferred stock compensation                                       13          --     (113,037)     (13,672)
Dedicated reserves                                                        21,338       26,010        3,146
Retained earnings                                                         79,000       11,119        1,339
Accumulated other comprehensive loss                                        (690)        (712)         (87)
                                                                        --------     --------     --------

Total stockholders' equity                                                45,253       93,034       11,254
                                                                        --------     --------     --------

Total liabilities and stockholders' equity                               530,334      561,054       67,865
                                                                        ========     ========     ========

The accompanying notes are an integral part of these condensed combined financial statements.

Industries International, Incorporated

Condensed Combined Statements of Changes in Stockholders' Equity and Comprehensive Income / Loss
================================================================================
(amount in thousands, except per share data)
(Unaudited)

                                                                  Deferred                         Accumulated
                                                    Additional       stock                               other
                                   Number              paid-in    compensa  Dedicated  Retained  comprehensive
                                   shares   Amount     capital       -tion   reserves  earnings  income (loss)         Total
                                  -------   ------     -------    --------   --------  --------  -------------   ------------------
                                              RMB         RMB         RMB         RMB       RMB           RMB        RMB        USD
Balance at January 1, 2002        18,007    5,969          --          --      14,562     9,293          (377)    29,447      3,562
                                                                                                                 -------    -------
Comprehensive income:
Net income                            --       --          --          --          --    36,012            --     36,012      4,357
Transfer to dedicated                 --       --          --       5,501
  reserves                            --   (5,501)         --          --          --
Other comprehensive loss
  Net unrealizable loss on
      marketable securities           --       --          --          --          --        --          (256)      (256)       (31)
                                                                                                                 -------    -------

Total comprehensive income                                                                                        35,756      4,326
                                  ------   ------    --------    --------      ------   -------          ----    -------    -------

Balance at September 30, 2002     18,007    5,969          --          --      20,063    39,804          (633)    65,203      7,888
                                                                                                                 -------    -------
Comprehensive income:
Net income                            --       --          --          --          --     5,607            --      5,607        679
Transfer to dedicated reserves        --       --          --          --       1,275    (1,275)           --         --         --
Other comprehensive loss
  Net unrealizable loss on
      marketable securities           --       --          --          --          --        --           (57)       (57)        (7)
                                                                                                                 -------    -------

Total comprehensive income                                                                                         5,550        672
                                                                                                                 -------    -------

Dividend declared                     --       --          --          --          --   (25,500)           --    (25,500)    (3,084)
                                  ------   ------    --------    --------      ------   -------          ----    -------    -------

Balance at December 31, 2002      18,007    5,969          --          --      21,338    18,636          (690)    45,253      5,476
                                                                                                                 -------    -------
Comprehensive income:
Net income                            --       --          --          --          --    (2,845)           --    (2, 845)      (343)
Transfer to dedicated reserves        --       --          --          --       4,672    (4,672)           --         --         --
Other comprehensive loss
  Net unrealizable loss on
     marketable securities            --       --          --          --          --        --           (22)       (22)        (2)
                                                                                                                 -------    -------

Total comprehensive loss                                                                                          (2,867)      (345)
                                                                                                                 -------    -------

Acquisition of net
  liabilities of the               1,249      414        (547)         --          --        --            --       (133)       (16)
  Company
Issuance of stock for
  acquisition of minority
  interest in subsidiary             666      221      21,851          --          --        --            --     22,072      2,669
Issuance of stock under
  Equity Incentive Plan 2003       3,374    1,118      83,216     (78,581)         --        --            --      5,753        695
Issuance of stock & stock
  option under principal
  stockholder plan                    --       --      57,412     (43,824)         --        --            --     13,588      1,642
Amortization of deferred
  stock compensation                  --       --          --       9,368          --        --            --      9,368      1,133
                                  ------   ------    --------    --------      ------   -------          ----    -------    -------

Balance at September 30, 2003     23,296    7,722     161,932    (113,037)     26,010    11,119          (712)    93,034     11,254
                                  ======   ======    ========    ========      ======   =======          ====    =======    =======

The accompanying notes are an integral part of these condensed combined financial statements.

Industries International, Incorporated

Condensed Combined Statements of Cash Flows
================================================================================
(amount in thousands)
(Unaudited)

                                                                                                For nine months ended September 30,
                                                                                              --------------------------------------
                                                                                                  2002           2003          2003
                                                                                                   RMB            RMB           USD
Cash flows from operating activities
Net income (loss)                                                                               36,012         (2,845)         (343)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                                16,449         12,865         1,556
   Minority interest in net income of combined subsidiaries                                     21,581         17,856         2,160
   Non-cash compensation costs                                                                      --         28,709         3,471
   Loss on sales, disposal or impairment of long-live assets, net                                   12            580            70
Changes in assets and liabilities:
   Accounts receivable, net                                                                     (6,015)       (10,626)       (1,285)
   Inventories, net                                                                             28,673         (8,302)       (1,004)
   Due from related parties, directors and employees                                             5,622             25             3
   Prepaid expenses and other current assets                                                    (2,723)        10,812         1,308
   Accounts payable                                                                            (16,008)         5,002           604
   Due to principal stockholder                                                                    130         (1,888)         (228)
   Other payable                                                                                (8,463)          (405)          (49)
   Tax payable                                                                                  (2,805)        (5,574)         (674)
   Accrued expenses and other accrued liabilities                                                  860           (621)          (75)
                                                                                              --------       --------       -------

   Net cash provided by operating activities                                                    73,325         45,588         5,514
                                                                                              --------       --------       -------
Cash flows used in investing activities
   Plant and equipment held for sales receivable                                                    --         52,413         6,340
   Acquisition of marketable securities                                                        (10,000)            --            --
   Purchase of property, plant and equipment                                                    (7,667)        (4,341)         (525)
   Proceeds on disposal of property, plant and equipment                                            --            200            24
                                                                                              --------       --------       -------

   Net cash (used in) provided by investing activities                                         (17,667)        48,272         5,839
                                                                                              --------       --------       -------
Cash flows used in financing activities
   Borrowings of short-term debt                                                                28,636         31,000         3,750
   Repayments of short-term debt                                                               (81,800)       (74,454)       (9,006)
   Borrowings of long-term debt                                                                     --         20,000         2,419
                                                                                              --------       --------       -------

   Net cash used in financing activities                                                       (53,164)       (23,454)       (2,837)
                                                                                              --------       --------       -------
Net increase in cash and cash equivalents                                                        2,494         70,406         8,516
Cash and cash equivalents, beginning of fiscal period                                          140,934        127,019        15,364
                                                                                              --------       --------       -------

Cash and cash equivalents, end of fiscal period                                                143,428        197,425        23,880
                                                                                              ========       ========       =======
Supplemental disclosure of cash flow information Cash paid during the fiscal period for:
   Income tax                                                                                    5,442          5,879           711
   Interest                                                                                      9,132          5,708           690
                                                                                              ========       ========       =======

The accompanying notes are an integral part of these condensed combined financial statements.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

1.    PREPARATION OF INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited condensed combined financial statements of Industries International, Incorporated (the "Company") and its subsidiaries (collectively referred to as the "Group") as of September 30, 2003 and for the three-month and nine-month periods ended September 30, 2002 and 2003, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2003 and for all periods presented.

      Effective February 10, 2003, pursuant to an Amended and Restated Agreement and Plan of Share Exchange, the Company merged with an operating entity, Broad Faith Limited ("BFL"), resulting in the stockholders and management of BFL having actual and effective control of the Company. For accounting purposes, the transaction has been treated as a recapitalization of BFL with the Company being the legal survivor and BFL being the accounting survivor and the operating entity. The historical financial statements prior to February 10, 2003 are those of BFL, even though they were labeled as those of the Company. In the recapitalization, historical stockholders' equity of the accounting acquirer, BFL, prior to the merger was retroactively restated for the equivalent number of shares received (14,065,972 shares) in the merger with an offset to additional paid-in capital.

      As described in Note 7(a) below, on May 14, 2003, the Company acquired all of the outstanding stock of Li Sun Power International Limited ("LPI"), which held approximately 72.83% interest in Wuhan Lixing Power Sources Company Limited ("WLPS"), a leading lithium and lithium-ion battery manufacturer in PRC. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, the Company has included in its results of operations for the three-month and nine-month periods ended September 30, 2002 and 2003 the results of LPI as if the acquisition had occurred as of the beginning of each period presented.

      As described in Note 6 below, on May 12, 2003, the board of directors of the Company approved and declared a one-for-four reverse split of the Company's common stock, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share. The number of common stocks and per-share amounts shown in these financial statements have been retroactively restated to reflect the reverse split.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USA") have been condensed or omitted. These condensed combined financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-KSB for the year ended December 31, 2002 filed on April 14, 2003 and the Form 8-K/A for the information of BFL filed on April 22, 2003 respectively.

      The Company's historical financial information prior to recapitalization, February 10, 2003, is no longer relevant. The results of operations for the three-month and nine-month periods ended September 30, 2002 and 2003 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2003 presentation.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

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

      For the convenience of the readers of these combined financial statements, translation of amounts from Renminbi (Rmb) into United States dollars
      (USD) has been made at the exchange rate of Rmb 1.00 = USD0.12096. No representation is made that the Renminbi amounts could have been or could be converted into the United States dollars at the rates or at any other rates on September 30, 2003.

2.    CHANGE IN ACCCOUNTING PRINCIPLE

      As described in Note 7(a) below, the consideration for the acquisition of LPI includes an amount of USD 7,662, which shall be settled either in the form of promissory note payable in cash or common stock of the Company at the discretion of the Company and this obligation to Mr. Tsui Kit was recorded as due to a principal stockholder of the Company. On the adoption of SFAS No. 150, the carrying amounts of such consideration was measured at their fair values. No cumulative effect was made because the obligation approximates their fair values because of their short maturity as the Company intends to settle it by issuing shares before the end of the fiscal year 2003.

3.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

      In July 2003, Statement of Position 03-1 ("SOP 03-1"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts," was issued. Among other provisions, the SOP provides guidance on separate account presentation. The statement requires disclosure of the nature, extent and timing of minimum guarantees related to variable contracts and the amount of gains and losses recognized on assets transferred to separate accounts. SOP 03-1 is effective for financial statements for fiscal years beginning after December 15, 2003. The adoption of the provisions of SOP 03-1 is not expected to have a material impact on the Group's results of operations, financial position or cash flows.

4.    EARNINGS (LOSS) PER SHARE

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

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

4.    EARNINGS (LOSS) PER SHARE (Continued)

      Diluted earnings (loss) per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings
      (loss) per share computations also include the dilutive impact of options to purchase common stock which were outstanding during the period calculated by the "treasury stock" method, unvested stock grants and other awards to officers and employees issued in conjunction with EI Plan and PS Plan as described in Note 13 below.

      During the first nine-month of fiscal year 2003, the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect of employee stock options is anti-dilutive as to earnings (loss) per share. The Company had no common equivalent shares with a dilutive effect for any period presented, therefore basic and diluted earnings (loss) per share are the same.

5.    COMPREHENSIVE INCOME (LOSS)

      Total comprehensive income (loss) and its components are as follows:

                                                              For nine months ended September 30,
                                                              -----------------------------------
                                                                   2002        2003      2003
                                                                    RMB         RMB       USD
Net income (loss)                                                36,012      (2,845)     (343)
Other comprehensive (loss) income:
    Net unrealizable (loss) income on marketable securities        (256)        (22)       (2)
                                                                -------      ------      ----

Total comprehensive income (loss)                                35,756      (2,867)     (345)
                                                                =======      ======      ====

      As of December 31, 2002 and September 30, 2003, the component of accumulated other comprehensive income (loss) is accumulated net unrealizable loss on marketable securities.

6.    STOCKHOLDERS' EQUITY

      As of December 31, 2002, the authorized capital of the Company is USD200 divided into 5,000,000 shares of common stock, par value US dollar 0.04 par value, with one vote for each share.

      On April 10, 2003, the Company amended and restated its Articles of Incorporation to authorize 125,000,000 shares of common stock and 2,500,000 shares of preferred stock.

      On May 12, 2003, the board of directors of the Company approved and declared a one-for-four reverse split of the Company's common stock, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share. The number of common shares and per-share amounts shown in these financial statements has been retroactively restated to reflect the reverse split. The reverse stock split become effective on June 2, 2003.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

6.    STOCKHOLDERS' EQUITY (Continued)

      On May 14, 2003, 3,941,358 restricted shares of common stock of the Company, atpar value, were issued for the acquisition of 100% interest in LPI.

      During the first nine-month of fiscal year 2003, the total number of shares issued, under Equity Incentive Plan 2003 ("EI Plan") was 3,373,937, par value US dollar 0.04 par value, for a value of Rmb 76,281. These shares are granted tothe Company's employees (732,500 shares) for a value of Rmb 30,351 at the date of the grant and external consultants (2,641,437 shares) for a value of Rmb 45,931 measured at their then-current fair value as of the financial reporting dates and fair value of services. The Company also agrees to issue 451,948 shares in exchange for professional services rendered by various external consultants for a value of Rmb 8,052 measured at their then-current fair value when the appropriate portion of services during the third quarter of 2003 is performed. See Note 13(b) below for deferred compensation cost under EI Plan.

      As described in Note 8(b) below, on June 10, 2003, the Company issued 665,860 restricted shares of common stock of the Company, for a value of USD2,669, to acquire an additional 4.2372% interest in a subsidiary, Shenzhen Wonderland Communication Science and Technology Company Limited ("Wondial").

      As described in Note 13 below, during the first nine-month of fiscal year 2003, the principal stockholder of the Company, Mr. Tsui Kit, established a stock plan ("PS Plan") to grant restricted stock awards of 1,281,519, which was issued to him for recapitalizaton and acquisition of LPI, to employee (1,057,666 shares), for a value of Rmb 43,824 and his business associates (223,853 shares), which are suppliers and customers of the Company, for a value of Rmb 9,275 at the date of the grant.

7.    BUSINESS COMBINATION

      The following combinations occurred during the fiscal year 2003:

      a)    Merger under common control

      On May 14, 2003, the Company acquired all issued and outstanding shares of LPI, a company incorporated in British Virgin Islands on September 19, 2000, from Mr. Tsui Kit, who is the majority stockholder of the Company as well as the Chief Executive Officer and a director of the Company. By acquiring the capital stock of LPI, the Company becomes the beneficial owner of LPI's approximately 72.83% interest in Wuhan Lixing Power Sources Company Limited ("WLPS"), a leading lithium and lithium-ion battery manufacturer in PRC. Accordingly, the Company has included the results of LPI in its combined results of operations as if the acquisition had occurred as of the beginning all periods presented. The acquisition of LPI is intended to enhance the Company's combined competitive position in both telephone and battery markets in PRC, while strengthening its R&D teams to achieve significant synergies and economies of scale and improve results of the combined operations.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

7.    BUSINESS COMBINATION (Continued)

      a)    Merger under common control (Continued)

      Since the Company acquires shares in LPI from its controlling stockholder, Mr. Tsui Kit, the transaction was considered a transfer among companies under common control. The method of accounting for such transfer of equity interests was similar to pooling of interest method. Consistent with the provisions of Accounting Principle Board Opinion 16 " Business Combination", SFAS No. 141 "Business Combination", the assets and liabilities transferred in such transaction have been accounted for at existing carrying amounts.

      The consideration for the acquisition was 3,941,358 restricted shares of common stock of the Company and obligation of USD7,662, which shall be in the form of a promissory note payable in cash or common stock of the Company at the discretion of the Company and was recorded as due to a principal stockholder of the Company. See Note 2 above for the adoption of SFAS 150.

      b)    Purchase acquisition

      On June 10, 2003, the Company's ownership in Wondial increased from 68.7288% to 72.966%, as a result of the Company acquiring 4,000,000 outstanding shares of Wondial's common stock from a third party. The Company issued 665,860 restricted shares of common stock of the Company, for a value of USD2,669, which was based on closing market price of USD 4 on March 28, 2003 and recorded a premium in excess of fair value of net assets of Wondial of Rmb 13,965. The changes in the carrying amount of goodwill for the nine-month period ended September 30, 2003 are as follows:

                                   Communication   Battery and
                                        terminal       related
                                        products      products         Total
                                             RMB           RMB      RMB      USD

Balance as of January 1, 2003                 --           591      591       72
Goodwill acquired during the period       13,965            --   13,965    1,689
                                          ------           ---   ------    -----

Balance as of September 30, 2003          13,965           591   14,556    1,761
                                          ======           ===   ======    =====

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

7.    BUSINESS COMBINATION (Continued)

      b)    Purchase acquisition (Continued)

      In accordance with Statement of Financial Accounting Standards (`SFAS') No. 142, goodwill is required to be tested for impairment at the reporting unit, which is defined as a company's operating segment or one level below the operating segment. For the purposes of applying SFAS No. 142, the Company has assigned the goodwill to Wondial as a whole, which comprises of only one reporting segment of communication terminal products, and tested for impairment using two-step process.

      The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's judgment. Any changes in key assumptions about the Company's businesses and their prospects, or changes in market conditions, could result in an impairment change. No impairment loss was recognized as of September 30, 2003.

      The additional interests of 4.2372% Wondial, as described above, is held by a wholly-owned subsidiary of the Company, Sunbest Industrial Limited ("SIL"), a limited liability company incorporated in British Virgin Island on February 3, 2003. SIL has authorized and outstanding common stock of 50,000 shares and 1 share of United States one dollar par value each respectively. The outstanding common stock was issued to the Company on March 10, 2003. SIL has had no operation since its incorporation up to June 10, 2003 and is used as an investment holding company of the 4.2372% interest in Wondial.

8.    MARKETABLE SECURITIES

      The aggregate cost, gross unrealized gain and losses and fair value pertaining to available-for-sales securities are as follows:

                                    December 31,              September 30,
                                    ------------         ----------------------
                                            2002            2003           2003
                                             RMB             RMB            USD

Cost                                      12,971          13,035          1,577
Gross unrealized losses                     (368)           (392)           (48)
                                         -------         -------         ------

Fair value                                12,603          12,643          1,529
                                         =======         =======         ======

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

9.    INVENTORIES

      Inventories comprise the follows:

                                   December 31,                September 30,
                                   ------------           ----------------------
                                           2002             2003            2003
                                            RMB              RMB             USD

Raw materials                            25,258           15,981           1,933
Work-in-progress                          5,838           10,551           1,276
Finished goods                            5,690           18,556           2,245
                                         ------           ------           -----

                                         36,786           45,088           5,454
                                         ======           ======           =====

10.   PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment is summarized as follows:

                                         Estimated useful life
                                              (in years)       December 31,         September 30,
                                                               ------------     ----------------------
                                                                       2002          2003         2003
                                                                        RMB           RMB          USD
Buildings                                       30 - 35              43,575        47,158        5,704
Moulds                                           3 - 5               18,913        15,940        1,928
Plant and machinery                              5 - 10              62,244        59,570        7,205
Electronic equipment                               5                 13,567        13,857        1,676
Motor vehicles                                   5 - 8                7,568         7,673          929
Construction in progress                           --                   305            --           --
                                                                   --------      --------      -------
                                                                    146,172       144,198       17,442
Accumulated depreciation                                            (52,707)      (60,102)      (7,270)
                                                                   --------      --------      -------
                                                                     93,465        84,096       10,172
                                                                   ========      ========      =======

11.   BANKING FACILITIES

      Bank loans of Rmb 39,570 have been falling due since September 2003. The Group does not anticipate that future borrowings will be limited. There are no significant commitment fees or requirements for compensating balances associated with any lines of credit. The Group has paid bank interests on schedule and believes that the outstanding bank borrowings will be extended in the near future.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

12.   TAXATION

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

      Among the Company's subsidiaries, BFL, SIL and LPI, are not liable for income taxes. The PRC subsidiaries comprise a 95% and 51.5% held sino-foreign equity joint ventures, 72.966% and 72.84% incorporated limited companies, Wondial and WLPS respectively and a 90% company with limited liabilities. The PRC operating subsidiaries are subject to income taxes at a rate of 15% and the sino-foreign equity joint ventures and Wondial are entitled to be exempted from income tax for two years starting from the year profits are first made, followed by a 50% exemption for the next three to eight years.

      During the first quarter of fiscal year 2003, the tax holiday in respect of the exemption of value added tax for any products produced and sold within the Shenzhen Special Economic Zone of PRC has been abolished. As a result, Wondial incurred an additional value added tax payable Rmb5,997 as of September 30, 2003.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

13.   STOCK-BASED COMPENSATION

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

      During the fiscal year 2003, the Company has granted various stock options and stock-based awards under (1) EI Plan and (2) PS Plan which are described below.

      (1)   EI Plan

      EI Plan was approved by the Company's board of directors and stockholders on February 28, 2003 and April 7, 2003 respectively. EI Plan is intended to provide incentives to attract, retain and motivate both eligible employees and directors of the Company, as well as consultants, advisors and independent contractors who provide valuable services to the Company.

      Initially, 3,750,000 shares of the Company's common stock are reserved for issuance under EI Plan. On October 2, 2003, a further 5,000,000 shares of the Company are reserved under EI Plan. Under EI Plan, awards may consist of grants of options to purchase our common stock (either Incentive Stock Options (for eligible persons) or Non-Qualified Stock Options, as each is defined in the Internal Revenue Code), grants of restricted common stock, or grants of unrestricted common stock.

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

      As described above, the Company adopted the disclosure requirements of SFAS No. 123, but elected to continue to measure compensation expense in relation to options granted to employees in accordance with APB No. 25. Accordingly, no compensation expense is recorded for the 425,000 stock options granted to employees because the exercise price of the Company's stock options is equal to or greater than the market price of the underlying stock on the date of grant. Had compensation expense been determined based on the estimated fair value of options granted in the second quarter of fiscal 2003, consistent with the methodology in SFAS No. 123, net income (loss) and earnings (loss) per share would have been reduced (added) as follows:

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

13.   STOCK-BASED COMPENSATION (Continued)

      a)    Stock options

                                              For three months            For nine months
                                             ended September 30,         ended September 30,
                                                     (In thousand, except per share amount)
                                                2002       2003        2002       2003      2003
                                                 RMB        RMB         RMB        RMB       USD
Net income (loss):
   As reported                                18,112      2,160      36,012     (2,845)     (343)
   Total stock-based compensation expense         --        (74)         --       (146)      (18)
                                              ------     ------      ------     ------     -----

   Pro forma                                  18,112      2,086      36,012     (2,991)     (361)
                                              ======     ======      ======     ======     =====

Basic net income (loss) per share
   As reported                                  1.18       0.10        2.35     (0.155)    (0.02)
                                              ======     ======      ======     ======     =====

   Pro forma                                    1.18       0.09        2.35     (0.164)    (0.02)
                                              ======     ======      ======     ======     =====

      The options granted had a weighted average "fair value" per share on date of grant of USD4.16. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods, i.e., 5 years as prescribed under EI Plan. Because the determination of the fair value of all options granted includes an expected volatility factor, the above pro forma disclosures are not representative of pro forma effects for future years. The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions used for grants in the first nine-month of the fiscal year 2003:

Risk-free interest rate                                                  4.61%
Expected volatility                                                     99.14%
Contractual life                                                      10 years

      On May 13, 2003, 125,000 stock options were granted to a non-employee for her past service. Consistent with the methodology in SFAS No. 123, the fair value of stock options, Rmb 4,312, was expensed on the date of grant. The fair value of the stock option granted is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no dividends and the weighted average assumptions described above.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

13.   STOCK-BASED COMPENSATION (Continued)

      Information concerning options issued under EI Plan of the Company in the first nine-month of fiscal year 2003 is presented in the following table:

                                                                             Weighted
                                                         Number of   Average Exercise
                                                          Options               Price
                                                         ---------   ----------------
Outstanding at beginning of period:                              --           --
- Stock option granted on May 13, 2003                      550,000          5.6
- Stock option granted on June 24, 2003 (Note 13(b)(ii))    712,500          6.0
Exercised                                                        --           --
Cancelled                                                        --           --
                                                          ---------
Outstanding at end of period                              1,262,500
                                                          =========

      b)    Stock awards

      During the first nine-month of fiscal year 2003, under EI Plan, stock compensation costs of Rmb 30,351 and Rmb 48,230 were deferred for all vested stock awards to employees and various external consultants and advisors of the Company respectively.

      i)    Stock awards to employees

      The Company applies the provisions of APB No. 25, in accounting for its stock awards. 732,500 unrestricted stock awards, issued at a market value of Rmb 30,351, were granted to employees with total vesting periods of up to five years as prescribed in EI Plan. Recipients are not required to provide consideration to the Company other than rendering service. The awards are recorded at their intrinsic value on the date of grant. Initially, the intrinsic value of the shares is treated as deferred compensation and is charged to expense over the respective vesting period.

      ii)   Stock awards to external consultants and advisors

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

      In consideration of an external consultant's (the "Consultant") past services, the Company agreed to pay USD 600 (Rmb 4,972) and expensed it in the second quarter of fiscal year 2003. Instead of paying the agreed consideration, the services were settled by granting 712,500 shares and 712,500 stock options to the Consultant. On May 21, 2003, 356,250 stock awards were issued. On June 24, 2003, 356,250 stocks and 712,500 stock options were agreed toissue. The contractual life of these vested options is 5 years with USD6 exercise price.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

13.   STOCK-BASED COMPENSATION (Continued)

      ii)   Stock awards to external consultants and advisors (continued)

      For other external consultants, during the first nine-month of fiscal year 2003, 30,187 stock awards were granted for their past services for Rmb 781, measured and expensed all at the approximately quoted market price at the date of grant.

      During the first nine-month of fiscal year 2003, the Company also issued 755,000 and 1,500,000 stock- awards of unrestricted common stocks for services with a period of three and five years respectively. In addition, during the same period, the Company intended to issue 400,000 and 51,948 stock awards of unrestricted common stocks were granted for services with a period of five and one year respectively. There were no performance commitment date, as defined in EITF 96-18, prior to the completion of performance, thus, all these stock awards (Rmb 48,230) were measured at their then-current fair value as of September 30, 2003.

      (2)   PS Plan

      During the first nine-month of fiscal year 2003, the principal stockholder of the Company, Mr. Tsui Kit, granted stock awards to various parties, including employees and business associates, to enhance or maintain the value of his investment and the Company is implicitly benefit from the plan by retention of, and possibly improved performance by, the employee and maintenance of business relationship with various business associates of Mr. Tsui Kit and the Company.

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

      a)    Stock awards

      On June 13, 2003, under PS Plan, stock compensation costs of Rmb 43,824 and Rmb 9,275 were deferred for stock awards granted to employees and expensed for stock awards granted to various related business parties of the principal stockholder respectively.

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

13.        STOCK COMPENSATION (Continued)

      (2)   PS Plan (Continued)

      a)    Stock awards (Continued)

      i)    Stock awards to employees

      Stock awards to employees under PS Plan have been granted to officers, other employees and directors who have been employed with the Company and its subsidiaries at least three years or above and were selected by the president of Company. Recipients are not required to provide consideration to the Company but are required to rendering service for three years from the date of grant.

      The Company applies the provisions of APB No. 25, in accounting for its stock awards. In June 2003, 1,057,666 restricted stock awards were granted at a market value of Rmb 43,824at the date of grant, to employees of the Company. Initially, the total market value of the shares is treated as deferred compensation and is charged to expense over the period of expected services.

      ii) Stock awards to various related business parties of the principal stockholder

      Consistent with the methodology in SFAS No. 123 for equity instruments transferred to non-employees, in June 2003, 223,854 stock awards granted to various business associates, which are suppliers and customers of the Company, at a value of Rmb 9,275, measured at the fair value of the share award grant, were expensed in the second quarter of fiscal year 2003. The fair value of the stock awards granted is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no dividends and the weighted average assumptions described in Note 13 (1)(a) above.

      The value of unearned compensation under EI Plan (Rmb 78,581 ) and PS Plan (Rmb 43,824 ) are included as a separate component of stockholders' equity. The total compensation expense recognized for stock option under PS Plan and all stock awards were Rmb 4,312 and Rmb 24,397 respectively for the first nine-month of fiscal year 2003.

14.   SEGMENT INFORMATION

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

Industries International, Incorporated

Notes to Condensed Combined Financial Statements
================================================================================
(amount in thousands)
(Unaudited)

14.   SEGMENT INFORMATION (Continued)

      Summarized below are the Company's segment sales and operating earnings
      (loss) for the three months and nine months ended September 30, 2002 and 2003:

                                        For three months                   For nine months
                                       ended September 30,              ended September 30,
                                         2002         2003         2002         2003         2003
                                          RMB          RMB          RMB          RMB          USD
Segment revenues
Communication terminal products        87,209       80,753      219,220      216,690       26,211
Battery testing equipment              21,396       17,948       48,820       51,696        6,253
Battery products                       26,414       31,584       66,003       75,171        9,093
                                      -------     --------      -------     --------      -------

Segment totals                        135,019      130,285      334,043      343,557       41,557
Rental income                           2,040          240        6,120          720           87
Reconciling items                       1,794           55          500          151           18
                                      -------     --------      -------     --------      -------

Total combined                        138,853      130,580      340,663      344,428       41,662
                                      =======     ========      =======     ========      =======

Segment operating earnings (loss)
Communication terminal products         6,145       19,599       25,836       35,691        4,317
Battery testing equipment              10,466        4,933       14,518       13,189        1,595
Battery products                        5,473        5,662       15,135       14,178        1,715
                                      -------     --------      -------     --------      -------

Segment totals                         22,084       30,194       55,489       63,058        7,627
Recognized compensation expenses           --       (8,471)          --      (28,709)      (3,473)
Reconciling items                       9,425      (11,626)       7,850      (14,064)      (1,699)
                                      -------     --------      -------     --------      -------

Total combined                         31,509       10,097       63,339       20,285        2,455
                                      =======     ========      =======     ========      =======

      There are no material changes in total assets of each segment since the last fiscal year 2002.

15.   COMMITMENTS AND CONTINGENCIES

      There was neither new operating lease agreement signed nor material outstanding capital commitments since last fiscal year 2002.

--------------------------------------------------------------------------------

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions in China which would negatively impact the availability of money for discretionary spending, the loss of the services of Dr. Kit Tsui, our Chief Executive Officer, our ability to raise capital as and when we need it, our ability to successfully integrate any acquisitions we have made or will make in the future, those factors discussed below and other factors, some of which will be outside of our control. When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Quarterly Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the SEC. The following discussion and analysis should be read in conjunction with our financial statements and the accompanying notes thereto and is qualified in its entirety by the foregoing and by the more detailed financial information appearing elsewhere in this Quarterly Report on Form 10-Q.

When the words "we", "our" or "the Company" are used in this Quarterly Report on Form 10-Q, they refer to Industries International, Incorporated and its subsidiaries, which include the following:

      o     Broad Faith Limited. ("BFL"), a holding company;

      o Shenzhen Kexuntong Industrial Co., Ltd. ("SKI"), a sino-foreign joint venture company established in China that is owned 95% by Industries International, Incorporated, and which, in turn, owns 72.966% of Shenzhen Wonderland Communication Science and Technology Co., Ltd. ("Wonderland"), a limited liability company; and

      o Li Sun Power International Limited ("LPI"), which was acquired by the Company on May 14, 2003 through the purchase of all of LPI's outstanding stock. LPI holds a 72.83% interest in Wuhan Lixing Power Sources Company Limited ("WLPS"), a leading lithium and lithium-ion battery manufacturer, which, in turn, owns (i) 70.7% of Wuhan Lixing (Torch) Power Sources Company Limited ("WLPT"), a sino-foreign joint venture company and (ii) 90% of Shenzhen Chuang Lixing Power Sources Company Limited ("SCLP"), a limited liability company.

The businesses of the Company and all of its subsidiaries are located in the People's Republic of China.

On May 12, 2003, our board of directors approved and declared a one-for-four reverse split of our common stock, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share.

On May 14, 2003 we acquired LPI. In exchange for all of LPI's issued and outstanding shares, we issued to its sole stockholder, Dr. Kit Tsui, our largest stockholder and an officer and director, 3,941,358

--------------------------------------------------------------------------------

post-split shares of our restricted common stock and we signed a promissory note for the balance of the purchase price in the amount of $7,662,000. The promissory note may be paid in cash or in shares of our common stock and was recorded as a liability due to a principal stockholder in the "Current Liabilities" section of our Condensed Combined Balance Sheet. As a result of our adoption of SFAS 150, the carrying amount of the obligation ($7,662,000) was measured at the fair value. No cumulative effect was included because the carrying value of the obligation approximates its fair value due to the short maturity, as we intend to settle the obligation by issuing shares of our common stock in full payment of it before the end of the 2003 fiscal year.

Results of Operations

Under accounting principles generally accepted in the United States, we have included LPI's results in our combined results of operations as if the acquisition had occurred as of the beginning the periods presented. During the second and third quarters of this fiscal year, we granted various stock options and stock-based awards under our 2003 Equity Inventive Plan ("EI Plan") and a stock plan established by the principal stockholder of the Company, Dr. Kit
Tsui ("PS Plan"). The total non-cash compensation expense recognized for stock options under the PS Plan and all stock-based awards was $3,473,000 which is included in "Other operating costs and expenses" of our Condensed Combined Statement of Operation. Due to our use of stock-based compensation, our net loss for the nine months ended September 30, 2003 was approximately $(343,000).

The results of operations for the three-months and nine-months ended September 30, 2002 and 2003 are as follows.

                                            For three months ended                 For nine months ended
                                                 September 30,                          September 30,
                                               2002         2003                      2002         2003
                                                USD          USD   % of change         USD          USD    % of change
Operating revenues
Net sales                                    16,549       15,766         -4.73%     40,466       41,575           2.74%
Rental income                                   247           29        -88.26%        740           87         -88.24%
                                            --------------------------------------------------------------------------

Total operating revenues                     16,796       15,795         -5.96%     41,207       41,662          1.10%
                                            -------------------------------------------------------------------------
Operating expenses
Manufacturing and other costs of sales       10,697       11,817         10.47%     27,120       30,041         10.77%
Sales and marketing                             685          591        -13.72%      1,719        1,860          8.20%
General and administrative                      531          427        -19.59%      1,576        1,356        -13.96%
Research and development                        389          386         -0.77%      1,032        1,133          9.79%
---------------------------------------------------------------------------------------------------------------------
Depreciation and amortization                   325          121        -62.77%        993          389        -60.83%
Other operating costs and expenses               28        1,042       3621.43%         45        3,673       8062.22%
                                            -------------------------------------------------------------------------

Total operating expenses                     12,654       14,383         13.66%     32,485       38,451         18.37%
                                            -------------------------------------------------------------------------

Operating income                              4,141        1,412        -65.90%      8,722        3,211        -63.19%
Interest expenses                              (307)        (248)       -19.22%     (1,212)        (818)       -32.51%
Other (expenses) income, net                    (22)          57       -359.09%        152           62        -59.21%
                                            -------------------------------------------------------------------------

Income before income taxes and minority       3,811        1,221        -67.96%      7,661        2,455        -67.95%
interest
Provision for income taxes                     (376)        (241)       -35.90%       (707)        (638)        -9.76%
                                            -------------------------------------------------------------------------

Income before minority interest               3,436          980        -71.48%      6,954        1,817        -73.87%
Minority interest in income of combined      (1,245)        (719)       -42.25%     (2,598)      (2,160)       -16.86%
subsidiaries
                                            -------------------------------------------------------------------------
Net income (loss)                             2,191          261        -88.09%      4,356         (343)      -107.87%
                                            =========================================================================

--------------------------------------------------------------------------------
Three Months Ended September 30, 2003 as compared to the Three Months Ended September 30, 2002

Revenues

During the quarter ended September 30, 2003, we recorded approximately $15,795,000 in operating revenues as compared to $16,796,000 in operating revenues during the quarter ended September 30, 2002, a decrease of 5.96% or $1,001,000. The decrease in our revenues resulted primarily from the elimination of a tax holiday that had been enacted within the Shenzhen Special Economic Zone. During the tax holiday, there was no value added tax imposed on any products that were manufactured and sold within the Shenzhen Special Economic Zone. Once the tax holiday was eliminated, we incurred $1,092,000 in value added tax for the nine month period ended September 30, 2003 as a result of our sales. Our revenues were derived principally from sales of our products, although we also recorded $29,000 in rental income from equipment leases we entered into with certain of our OEM partners, a decrease of $218,000 from the quarter ended September 30, 2002 during which we recorded $247,000 in rental income. The decrease in rental income resulted because we sold the equipment.

Operating Expenses

During the quarter ended September 30, 2003, our operating expenses increased by $1,729,000 to $14,383,000 as compared to operating expenses of $12,654,000 during the quarter ended September 30, 2003, an increase of 13.66%. Manufacturing and other costs of sales rose by $1,120,000 to $11,817,000 during the quarter ended September 30, 2003 as compared to $10,697,000 during the quarter ended September 30, 2002, an increase of approximately 10.46%. The increase in our costs of sales resulted from the increase in our product sales. During the quarter ended September 30, 2003, we also had non-cash compensation costs of approximately $1,025,000 as compared to no non-cash compensation expenses during the quarter ended September 30, 2002. These expenses related primarily to our use of stock or stock options to pay consultants and employees during the quarter ended September 30, 2003. As a result of the increase in costs of sales and the expense related to our use of stock or stock options as compensation, during the quarter ended September 30, 2003 our operating income decreased by $2,729,000, to $1,412,000, as compared to operating income of $4,141,000 for the quarter ended September 30, 2002 and our net income for the quarter ended September 30, 2003 decreased by $1,930,000 to $261,000 as compared to net income of $2,191,000 for the quarter ended September 30, 2002.

Our general and administrative expenses totaled approximately $427,000 for the quarter ended September 30, 2003 as compared to $531,000 for the quarter ended September 30, 2002, a decrease of $104,000. General and administrative expenses consist of salaries, employee benefits, travel and entertainment expenses and office expenses. The decrease in general and administrative expenses resulted primarily from a decrease in office expenses and travel and entertainment expenses.

During the quarter ended September 30, 2003 we spent approximately $386,000 in research and development costs as compared to $389,000 for the quarter ended September 30, 2002. Included in research and development costs for the quarter ended September 30, 2003 are incentives we granted to engineers who invented new products.

--------------------------------------------------------------------------------
During the quarter ended September 30, 2003, we spent $591,000 on sales and marketing expenses as compared to $685,000 spent on sales and marketing expenses during the quarter ended September 30, 2002, a decrease of 13.72%. Sales and marketing expenses consisted of advertising costs, salary and benefits for our sales staff, and travel and entertainment expenses. The decrease in sales and marketing expenses during the quarter ended September 30, 2003 resulted from a decrease in travel and entertainment expenses.

On July 9, 2003, we issued 25,187 shares of our common stock in exchange for services having a value of $69,431 rendered to us by a consultant. The per share value of the common stock was determined by reference to the market price at the date of grant.

In August 2003, we issued 1,500,000 shares of common stock and agreed to issue 451,948 shares of common stock for services that will be rendered over a period of time (from five years to one year). There were no performance commitment dates, as defined in EITF 96-18, prior to the completion of performance, therefore these stock-based awards were measured at their fair value as of September 30, 2003.

Interest Expense and Other Income, Net

Interest expense and other income, net totaled approximately $(248,000) and $57,000, respectively, for the quarter ended September 30, 2003 as compared to $(307,000) and $(22,000), respectively, for the quarter ended September 30, 2002. Interest expense related to interest paid on our bank loans. Other income, net is comprised of interest on our bank deposits. We repaid a loan of $5,034,000 during the quarter ended September 30, 2003, thereby decreasing our interest expense.

Minority Interest

During the quarter ended September 30, 2003 we recorded $(719,000) of income attributable to our minority interests in SKI, Wonderland, WLPS, WLTP and SCLP. Our subsidiaries or we own 95%, 72.97%, 72.84%, 70.7% and 90% respectively, of these five entities. During the quarter ended September 30, 2002, we recorded $(1,245,000) of income attributable to these interests. The decrease in income resulted from a decline in operating income earned during the quarter ended September 30, 2003 as compared to the quarter ended September 30, 2002. Revenues declined due to the payment of value added tax on the products we sold due to the elimination of the tax holiday in the Shenzhen Special Economic Zone.

Nine Months Ended September 30, 2003 as compared to the Nine Months Ended September 30, 2002

Revenues

During the nine month period ended September 30, 2003, we recorded approximately $41,662,000 in operating revenues as compared to $41,207,000 in operating revenues during the nine month period ended September 30, 2002, an increase of 1.10%. The increase in our revenues resulted primarily from increased sales, which we experienced as a result of increasing our sales network and promoting our new products. Our revenues were derived principally from sales of our products, although we also recorded $87,000 in rental income from equipment leases we entered into with certain of our OEM partners, a

--------------------------------------------------------------------------------

decrease of $653,000 from the nine month period ended September 30, 2002, during which we recorded $740,000 in rental income. The decrease in rental income resulted from our sale of the equipment.

Operating Expenses

During the nine month period ended September 30, 2003, our operating expenses increased by $5,966,000, to $38,451,000 as compared to operating expenses of $32,485,000 during the nine month period ended September 30, 2002, an increase of 18.37%. Manufacturing and other costs of sales rose by $2,922,000 to $30,042,000 during the nine month period ended September 30, 2003 as compared to $27,120,000 during the nine month period ended September 30, 2002, an increase of approximately 10.77%. The increase in our costs of sales resulted from our increased sales. During the nine month period ended September 30, 2003, we also had non-cash compensation costs of $3,473,000 as compared to no such expenses during the nine month period ended September 30, 2002. These expenses related primarily to our use of stock or stock options to pay consultants and employees during the nine month period ended September 30, 2003. The increase in costs of sales and the expense related to our use of stock or stock options as compensation had the effect of reducing our operating income. Our operating income was $3,211,000 during the nine month period ended September 30, 2003 as compared to operating income of $8,722,000 for the nine month period ended September 30, 2002. We experienced a net loss of $(343,000) for the nine month period ended September 30, 2003 as compared to net income of $4,356,000 for the nine month period ended September 30, 2002. In addition, our net income was adversely affected during the nine month period ended September 30, 2003 by the decision of the government of Shenzhen to suspend a preferential tax policy that resulted in our payment of approximately $725,000 in value added tax.

Our general and administrative expenses totaled approximately $1,356,000 for the nine month period ended September 30, 2003 as compared to $1,576,000 for the nine month period ended September 30, 2002, a decrease of $220,000. General and administrative expenses consist of salaries, employee benefits, travel and entertainment expenses and office expenses. The decrease in general and administrative expenses resulted from a decrease in office expenses and travel and entertainment expenses.

During the nine month period ended September 30, 2003 we spent approximately $1,133,000 in research and development costs as compared to $1,032,000 for the nine month period ended September 30, 2002. This increase in research and development costs related to the development of our 2.4 GHz cordless telephone and our new Li-ion battery as well as for technical upgrades for our original products. We expect our research and development costs to continue to be substantial as we intend to expand our research and development efforts. During the nine month period ended September 30, 2003 we also granted incentives to engineers who invented new products.

During the nine month period ended September 30, 2003, we spent $1,860,000 on sales and marketing expenses as compared to $1,719,000 spent on sales and marketing expenses during the nine month period ended September 30, 2002, an increase of 8.20%. Sales and marketing expenses consisted of advertising costs and salary and benefits for our sales staff, which we increased. We increased our sales staff because we believe that the increase in our sales will offset the employment costs.

On May 13 and June 24, 2003, pursuant to the EI Plan, we granted stock options to purchase a total of 1,262,500 shares of our common stock to directors and others. Under USGAAP, no compensation expense

--------------------------------------------------------------------------------

is recorded for the 425,000 stock options granted to employees. For others, the options were measured at their fair value of $4.16 using the Black-Scholes option pricing model and the fair value of the services.

On May 21, 2003, pursuant to the EI Plan, we granted awards of common stock to our employees and consultants. 1,116,250 shares were awarded to various consultants for services having a total value of $2,248,250 and 732,500 shares were granted to employees for services having a total value of $3,662,500.

On July 9, 2003, we issued 25,187 shares of our common stock in exchange for services having a value of $69,431 rendered to us by a consultant. The per share value of the common stock was determined by reference to the market price at the date of grant.

In August 2003, we issued 1,500,000 shares of common stock and 51,948 shares of common stock for services that will be rendered over a period of five years and one year, respectively. There were no performance commitment dates, as defined in EITF 96-18, prior to the completion of performance, therefore, these stock-based awards were measured at their fair value as of September 30, 2003.

During the first nine-months of the 2003 fiscal year, our principal stockholder, Dr. Kit Tsui, granted stock awards to various parties, including employees and business associates, to enhance or maintain the value of his investment. We refer to these grants as the "PS Plan." We benefit from these awards because they foster employee loyalty and, possibly, improved employee performance and the grants to business associates help to maintain business relationships. Under the PS Plan, Dr. Tsui granted restricted stock awards of 1,281,519 shares of his common stock, which was issued to him for in conjunction with the recapitalizaton and acquisition of LPI. Of this amount, 1,057,666 shares, having a value of $5,288,000, were granted to employees and 223,853 shares, having a value of $1,119,000, were granted to his business associates, who are our suppliers and customers.

Under both the EI Plan and the PS Plan, the deferred compensation costs are amortized to compensation expense over their respective vesting periods and the compensation costs for past services were fully charged at the date of grant.

Interest Expense and Other Income, Net

Interest expense and other income, net totaled approximately $(818,000) and $62,000, respectively, for the nine-month period ended September 30, 2003 as compared to $(1,212,000) and $152,000, respectively, for the nine month period ended September 30, 2002. Interest expense related to interest paid on our bank loans. Other income, net is comprised of interest on our bank deposits. We repaid a loan of $5,034,000 during the nine month period ended September 30, 2003, decreasing our interest expense.

Minority Interest

During the nine month period ended September 30, 2003 we recorded $(2,160,000) of income attributable to our minority interests in SKI, Wonderland, WLPS, WLTP and SCLP. Our subsidiaries or we own 95%, 72.97%, 72.84%, 70.7% and 90% respectively, of these five entities. During the nine month period ended September 30, 2002, we recorded $(2,598,000) attributable to these interests. The decrease in income resulted from a decline in operating income earned during the nine month period ended September 30, 2003 as compared to the nine month period ended September 30, 2002.

--------------------------------------------------------------------------------

Revenues declined because of the payment of value added tax on the products we sold due to the elimination of the tax holiday in the Shenzhen Special Economic Zone.

Liquidity and Capital Resources

To date, we have financed our operations with cash from our operating activities and bank loans totaling approximately $14,221,000. Our bank loans, totaling approximately $5,564,000, were due to be paid on December 31, 2002. We paid back $4,838,000 of these loans, and $726,000 has been extended on new terms.

Cash and cash equivalents for the nine months ended September 30, 2003 totaled approximately $23,880,000 and were used to fund operations.

We have invested in marketable securities. During the quarter ended September 30, 2003, the value of our marketable securities increased by $5,000, from $1,524,000 on December 31, 2002 to $1,529,000. Our marketable securities represent approximately 2.25% of our current assets.

As of September 30, 2003, we had a current ratio of 1.46, net working capital of $17,608,000 and net equity of $11,254,000.

We have not made any material commitments for capital expenditures since the end of our last fiscal year, December 31, 2002.

During the nine month period ended September 30, 2003, our net cash and cash equivalents increased by approximately $8,516,000, from approximately $15,364,000 as of December 31, 2002 to $23,880,000 as of September 30, 2003, an
increase of approximately 55.43%. This increase was mainly attributable to the acquisition of LPI, which provided us with $12,579,000 in cash.

Net cash provided by operating activities during the nine months ended September 30, 2003 totaled approximately $5,514,000. Our primary use of cash was for the purchase of inventory and for the payment of the value added tax that was imposed as a result of the decision of the government of Shenzhen to abolish a preferential tax policy.

Cash provided from financing activities for the nine month period ended September 30, 2003 totaled approximately $(2,837,000), representing repayment of short-term debt.

We used cash to pay interest of approximately $690,000 during the nine month period ended September 30, 2003.

Financial Condition

Other than as described above under the section titled "Liquidity and Capital Resources", on a recapitalization basis, there were no material changes in financial condition from the end of the preceding fiscal year to September 30, 2003.

--------------------------------------------------------------------------------
Critical Accounting Policies and Estimates

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

Goodwill on consolidation

Goodwill represents the excess of the cost of companies acquired over the fair value of their net assets at date of acquisition and is evaluated at least annually for impairment.

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

--------------------------------------------------------------------------------

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our operations are located in China and most of our sales revenues are earned in China, therefore we are not exposed to risks relating to fluctuating currencies or exchange rates. As of September 30, 2003, our bank debt earned interest at a fixed rate.

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

PART II

ITEM 1 LEGAL PROCEEDINGS

Not Applicable

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 29, 2003 we entered into an agreement with The Research Works. Pursuant to this agreement, we agreed to issue 51,948 of our restricted common stock in exchanges for services rendered by The Research Works. The value of the common stock on the date we issued the stock, which was September 30, 2003, was $2.15 per share.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5 OTHER INFORMATION

Not Applicable

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

Reports on Form 8-K

--------------------------------------------------------------------------------

On July 28, 2003 the Company filed a report on Form 8-K which disclosed pro forma financial statements in connection with the acquisition of Li Sun Power International Limited.

On July 30, 2003 the Company filed an amended report on Form 8-K which amended the pro forma financial statements that had been filed on July 28, 2003 relating to the acquisition of Li Sun Power International Limited.

Exhibits

2. Amended and Restated Agreement and Plan of Share Exchange by and among Broad Faith Limited, a British Virgin Islands Corporation, and the Sole Stockholder of Broad Faith Limited on the one hand, and Industries International, Inc., a Nevada corporation and Certain Stockholders of Industries International, Inc., on the other hand dated February 10, 2003.
      (1)

3.1   Articles of Incorporation. (2)

3.2   By-laws, as amended. (2)

31.1 Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Action of 1934. (3)

31.2 Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (3)

32.   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
      Section 906 of the Sarbanes-Oxley Act of 2002. (3)

----------
(1) Incorporated by reference from the Company's Current Report on Form 8-K, as filed on February 12, 2003.
(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed on April 14, 2003.
(3)   Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated November 13, 2003

                                        INDUSTRIES INTERNATIONAL, INCORPORATED

                                        By: /s/ Kit Tsui
                                           -------------------------------------
                                           Dr. Kit Tsui, Chief Executive Officer


                                        INDUSTRIES INTERNATIONAL, INCORPORATED

                                        By: /s/ Guoqiong Yu
                                           -------------------------------------
                                           Guoqiong Yu, Chief Financial Officer