Form 10-K
period 2003-12-31
INDUSTRIES INTERNATIONAL INC
filed 2004-03-31
CIK 1128252

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File No.: 000-32053

                      INDUSTRIES INTERNATIONAL INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                   3600                 87-0522115
          ------                   ----                 ----------
     (State or other         (Primary Standard       (I.R.S. Employer
       jurisdiction             Industrial          Identification No.)
   of incorporation or      Classification Code
      organization)               Number)

                     4/F Wondial Building, Keji South 6 Road
                Shenzhen High-Tech Industrial Park, Shennan Road
                                 Shenzhen, China
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                               011-86-755-26520839
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

Title of each class                   Name of each exchange on which registered
----------------------------------    -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:


                                  Common Stock
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                          [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or
any amendment to this Form 10-K.                            [X]


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).                          [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 27, 2003: $10,350,524

The number of shares of common stock outstanding as of March 25, 2004 was 29,992,944 shares

                                TABLE OF CONTENTS

                           [*EDGAR PLEASE ADD NUMBERS*]

NOTE REGARDING FORWARD-LOOKING STATEMENTS

                                     PART I

ITEM 1.     BUSINESS

            Overview
            Business Segments
            Risks Attendant to the Company's Foreign Operations

ITEM 2.     PROPERTY

ITEM 3.     LEGAL PROCEEDINGS

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

            Equity Compensation Plan Information

ITEM 6.     SELECTED FINANCIAL DATA

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS

            Results of Operations
            Liquidity and Capital Resources
            Trends and Uncertainties
            Off-Balance Sheet Arrangements
            Contractual Obligations
            Critical Accounting Policies and Estimates

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.    CONTROLS AND PROCEDURES

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.    EXECUTIVE COMPENSATION

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements" which are based on our current expectations, assumptions, estimates and projections about our business and our industry. Words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions identify forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

                                     PART I

ITEM  1. BUSINESS

OVERVIEW.

Industries International, Incorporated ("Industries", "IDUL" or the "Company") is a holding company whose subsidiaries are focused on the research, development, manufacture and commercialization of telecommunication equipment, lithium and lithium-ion batteries, and battery testing equipment in the People's Republic of China ("PRC" or "China") and globally. IDUL's wholly-owned subsidiary Broad Faith Limited is a leading China-based company engaged in, through its subsidiaries, the research, development, production and distribution throughout China of communications terminal products such as corded and cordless telephones and their core components like printed circuit boards (PCB) and design and radio frequency modules. According to the 2002 "Market Research & Consultation Report on Telephones in Chinese Cities" provided by Beijing Guneng Market Research Center, the Company ranks among the top three companies in the Chinese cordless telephone market. The same report also listed the Company's WONDIAL(R) brand name as a well-established brand name in the Chinese telephone market. The Company, through Broad Faith and it subsidiaries, distributes its products through a network of over 5,100 points of sale in more than 200 cities and 28 provinces in China.


HISTORY, REORGANIZATIONS AND CORPORATE STRUCTURE.

Industries International, Incorporated was incorporated on January 11, 1991 under the laws of the state of Nevada. Its original business was in a field unrelated to its current operations, and was a public shell without operations. The telecommunication equipment manufacturer, Shenzhen Wonderland Communication Science and Technology Co. Limited ("Wonderland"), the operating company purchased in the Company's Broad Faith Limited reverse merger, was established in July 1993 as a Sino-Foreign Equity Joint Venture in the PRC. During the past five years neither Industries nor Wonderland experienced any bankruptcy proceedings or major reorganizations other than those described herein.

Broad Faith Limited

On February 10, 2003, the Company completed the acquisition of Broad Faith Limited, a company incorporated in the British Virgin Islands ("Broad Faith"). At the time of the acquisition, Broad Faith held a 95% interest in Shenzhen Kexuntong Industrial Co. Ltd. ("Kexuntong"), a Sino-Foreign Equity Joint Venture (a Chinese entity used as a vehicle for foreign investment in China) established in 1994. Kexuntong, in turn, holds 68.73% ownership in its consolidated PRC subsidiary, Wondial, which is engaged in the research, development, production and distribution of communication terminal products such as corded and cordless telephones and core components such as printed circuit boards and radio frequency modules in China. Kexuntong has a renewable 15-year operating tenure pursuant to regulations of Shenzhen Foreign Investment Bureau, which can be renewed at the Company's option by March 29, 2009.

The acquisition of Broad Faith resulted in a change of control of the Company. Pursuant to an Amended and Restated Agreement and Plan of Share Exchange dated as of February 10, 2003 (the "Exchange Agreement") by and among Broad Faith, Dr. Kit Tsui, an Individual who was then the sole stockholder of Broad Faith ("Dr. Tsui"), the Company, Daniel Shuput, an Individual who was then the holder of at least a majority of the Company's outstanding capital stock ("Shuput"), William Roberts ("Roberts") and Gayle Terry ("Terry"), each Individual stockholders of the Company, the Company agreed to issue to Dr. Tsui 7,032,986, shares of its common stock, par value $.01 per share (the "IDUL Common Stock"), in exchange for each share of Broad Faith's common stock, par value $1.00 per share (the "Broad Faith Common Stock"), issued and outstanding on the date of the consummation of the exchange. Prior to the closing, approximately 71% of all the Company's issued and outstanding shares were held directly by Shuput. At the closing, Dr. Tsui was issued an aggregate of 3,750,187 authorized and unissued shares of IDUL Common Stock, which shares represented approximately 75% of the total then issued and outstanding shares of the Company. As part of its obligations under the Exchange Agreement, the Company was required to increase its authorized capital stock to at least 100,000,000 shares and to issue to Dr. Tsui and his designees an additional 10,315,187 shares. The Company subsequently increased its authorized shares and issued the required additional shares to Dr. Tsui, resulting in Dr. Tsui's ownership of 92% of the Company, and Shuput's ownership of approximately 5.5% of the issued and outstanding shares of the Company. Pursuant to the Exchange Agreement, on the closing date, the Company's three officers, Shuput, Roberts and Terry, resigned as the Company's officers and appointed Dr. Tsui as the Chairman of the Board and Chief Executive Officer and Mr. Weijiang Yu as the President. In addition, Shuput, Roberts and Terry resigned as the Company's directors and nominated Dr. Tsui, Mr. Yu and Mr. Zhiyong Xu as the Company's new board of directors, the majority of the Company's Shareholders approved the nomination. On February 14, 2003 the Board of Directors appointed Mr. Xu as Secretary of the Company and Ms. Guoqiong Yu as the Chief Financial Officer and Treasurer of the Company.

On June 10, 2003, the Company acquired an additional 4.24% interest in Wonderland from Shanghai Sanfeng Investment Management Co., Ltd. in exchange for 665,860 shares of the Company's common stock (par value of $4.00 per share), valued at $2.65 million, thereby increasing the Company's direct and Indirect ownership interest in Wonderland to 69.53%.

      Li Sun Power

On March 10, 2003, the Company entered into a sale and purchase agreement for shares in Li Sun Power International Limited, a company incorporated in the British Virgin Islands ("Li Sun") with Dr. Kit Tsui, the Company's Chief Executive Officer, majority shareholder and a director. Dr. Tsui was then also the sole shareholder of Li Sun, as well as sole shareholder of four companies who collectively held a 72.84% Wuhan Lixing Power Sources Co., Ltd. ("Lixing Power") as trustees for the benefit of Li Sun. (These trustee companies are Wuhan Hanhai High Technology Limited, Wuhan City Puhong Trading Limited, Shenzhen City Xing Zhicheng Industrial Limited and Shenzhen Kexuntong Industrial Co. Ltd.) Dr. Tsui disclosed his interest in Li Sun to the Company's Board of Directors prior to conducting the acquisition. After review and consideration of the terms of the transaction, the Company's Board of Directors unanimously approved the transaction. Dr. Tsui abstained from the Board approval of the transaction.

The Company's acquisition of Li Sun was completed on May 14, 2003, and consisted of the Company's purchase of 100% of the capital stock of Li Sun in exchange for 3,941,358 shares of the Company's common stock valued at $7,567,407.36 as well as an unwritten promissory note in the amount of $7,662,000, without expiration, maturity date or interest, payable in cash or the Company's common stock based on mutual agreement. As a result of this acquisition, the Company now holds a 72.84% interest in Lixing Power.

Lixing Power was incorporated in China in 1993. According to the Lithium Battery Branch of Physical and Chemical Institute of China, Lixing Power is one of the pioneers in China's battery industry, specializing in the production and distribution of lithium and lithium-ion batteries mainly through its subsidiary, Wuhan Lixing (Torch) Power Sources Co., Limited.

Through its wholly-owned subsidiary, Li Sun Power, and its majority business interest in Lixing Power, the Company manufactures and markets lithium and lithium-ion batteries under its own Lixing(R) and Lisun(R) brand-names. It is also an original equipment manufacturer for more than 15 battery brands, including ASUSU, Maxon(Korea), Legend, MiTAC, Giga, and Panasonic. These brands are sold both domestically and overseas. The Company's batteries are marketed for use in various types of electronic products including calculators, personal digital assistants, laptop computers, mobile phones and hybrid electric vehicles. Additionally, the Company manufactures battery testing equipment, which is sold in both Chinese and global markets.

      Reverse split

On May 12, 2003, the Board of Directors of the Company approved and declared a one-for-four reverse split of the Company's common stock, effective for all holders of record on June 2, 2003. As a result of the reverse split, the Company decreases the number of issued and outstanding shares and increased the market value of each share commensurately.

CORPORATE STRUCTURE

The Company's corporate structure is as follows:

                       ----------------------------------
                         Industries International, Inc.
                       ----------------------------------
                                        |
                   100%                 |                  100%
                    |                   |                   |
                    -----------------------------------------
                    |                                       |
                    |                                       |
                    |                                       |
      ------------------------------          ------------------------------
            Broad Faith Limited                 Li Sun Power International
                                                          Limited
      ------------------------------          ------------------------------
                    |                                       |
            95%     |                              72.84    |
      ------------------------------          ------------------------------
          Shenzhen Kexuntong                     Wuhan Lixing Power
             Industrial Ltd                      Sources Company Limited
      ------------------------------          ------------------------------
                    |                                       |
          63.73%    |                              70.7%    |
      ------------------------------          ------------------------------
          Shenzhen Wonderland                   Wuhan Lixing (Torch)Power
         Communication Science                       Sources Co., Ltd.
         & Technology Co., Ltd.
      ------------------------------          ------------------------------



BUSINESS SEGMENTS

The Company has three main business segments: Communications terminal products, battery products, and battery testing equipment.

      COMMUNICATIONS TERMINAL PRODUCTS

            Products

The Company develops, produces and distributes corded and cordless telephones, walkie-talkies, hand-to-hand radios and digital voice repeaters that are sold under the trademark WONDIAL(R).

According to statistics provided by The International Electronic Business Network of CHINA (www.ebnchina.com), Broad Faith is one of the largest telephone manufacturers in China. The Company's management believes it ranks among China's top three cordless telephone producers in terms of assets and production scale.

CORDED TELEPHONES. The Company produces two series of corded telephones, the HA9000 series and the HCD9000 series of telephone, currently with a total of 17 models in the market ranging in price from $5 to $150. The HA9000 series include models with relatively little functionality. The HCD9000 series provides more functionality, including: caller identification display, time display, phone book, incoming and outgoing call history, a calculator, speed dialing, alarm and various other features.

CORDLESS TELEPHONES. The Company produces a line of cordless telephones categorized under its HWCD series, currently offering 12 different models. The functionalities include channel selection, call history for incoming and outgoing phone calls, speed dialing, programmable International Direct Dialing

("IDD") lock, auto redial, ringer selection, record and play handset options, intercom, caller identification display and multiple handset capability. The models are differentiated by their functions and by the number of handsets that come with the base unit.

RADIOS AND REPEATERS. We also produce walkie-talkies and hand-to-hand radios under our WT series of products and, under our FW series of products, we produce digital voice repeaters for use by students of foreign languages. The digital voice repeaters are designed to play back words, phrases and sentences in foreign languages.

AFTER-SALES SERVICE SUPPORT. The Company operates an after-sales service network in each province and in each major city within China. It also authorizes sales distributors to set up their own after-sales service networks in such distributors' business areas. The set up and operation of these service networks must be approved by the Company and must pass a strict review process. Wondial's service center and other branch organizations provide technical support to these networks. Currently there are 28 service centers with more than 200 service terminals.


            Market, Customers and Distribution

Our products are targeted to consumers and businesses within the People's Republic of China. According to the National Bureau of Statistics of China, as of year end 2002, the number of fixed line telephone subscribers reached 214 million subscribers, an increased of 34 million subscribers from year end 2001. As of the end of the first quarter 2003, statistics revealed that the number of subscribers reached 225 million, an increase of 11.2 million during just the first three months of 2003. The Ministry of Information Industry of China anticipates that the number of fixed line telephone subscribers will be over 490 million by 2010.

The Company supplies the products in this segment to both distributors and directly to end customers. Industries maintains a nationwide distribution network that includes 28 independent regional distributors that account for more than 5,100 points-of-sale in 200 major cities in China. The Company maintains a team of 40 Wondial primary sales representatives who directly communicate with Company and 300 secondary sales representatives who are working directly with primary representatives.

The Company's Chinese distribution network includes major telecommunication companies, including China Telecom (the largest fixed line operator in China, as projected by CCID IT-economy Research Institute), China Unicom and China Railway Communications. Chain stores and supermarkets operating throughout China, such as Wal-Mart China, Sam's Club and Carrefour's, are also major accounts. Of these, all of our sales from distributors in this segment account for 24.8% of our total telecom sales in 2003, Wal-Mart, accounting for 3.2% of total telecom equipment sales in 2003, and Carrefour's, accounting for 0.2% of total telecom equipment sales in 2003.

We also distribute our communications products to Hong Kong, Korea, and Singapore. through distributors in China.

The Company maintains sales agreements with all of its distributors, which are renewed on an annual basis. The Company believes that it would be able to replace any of its distributors, if circumstances required.

The Company prices its products based on manufacturing costs plus a mark-up depending on numerous factors including order size, competition, inventory considerations and technical attributes. Regional sales agents will set the second-tier sales agent and end-user price based on the local market situation with reference to the retail price suggested by the Company. If a severe price gap occurs, the Company has the right to revise the ex-factory price. The Company may also change its prices in response to an acute price fluctuation of raw material, volatile market situations or breakpoint pricing mechanisms.

No other distributors or end customers Individually or as an affiliated group account for more than 10% of our consolidated revenues.

            Raw materials

The primary components used in manufacturing our products in this segment include transistors, integrated circuits (which account for 20% of the total cost), liquid crystal displays, printed circuit boards, antennas, adaptors and switches. The sources of these components are primarily electronics products suppliers located in or near Shenzhen City, although certain integrated circuit and micro-controller units are imported from Hong Kong. While we purchase these components from a few vendors, the components are produced by over 200 manufacturers in China. As of December 2003, we have outsourced our manufacturing capabilities and we don't purchase these raw materials directly.

            Intellectual property

For the corded and cordless phone products, the Company has obtained three Chinese patents for its formal product design:

o     No.01331397.5 "HWCD9000(9C) P/TSDL" issued on June 21, 2001;

o     No.01331395.9 "HWCD9000(8E) P/TSDL" issued on June 21, 2001; and

o     No.01354789.5 "HWCD9000(9)P/TSDL" issued on December 14, 2001.

All patents expire 10 years after issuance. We do not believe that the expiration of these patents will have a material adverse effect on our business, because we continually develop new product designs. While we may continue to file patent applications to protect our technology and products, we cannot be sure that our patents will provide commercially significant protection to our technology. We have also trademarked the name "Wondial".

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

            Seasonality and cyclicality

This segment does not experience material fluctuations in sales or revenues on a seasonal or cyclical basis.

            Working capital practices

Our working practice represents the industry standard, and, to its knowledge, the Company does not experience any unusual working capital requirements. The Company is not required to maintain inventory allotments for any purpose, and neither customers nor external distributors are generally permitted to return merchandise after delivery. Company policy permits customer discount if there are product quality issues. Accounts receivable are generally carried for a period between 60 and 90 days, and accounts payable are generally carried for a period of 30 days.

            Backlog

The Company did not have any backlog as of December 31, 2003.

            Government renegotiation

There are no material portions of the Company's business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

            Revenues

For the fiscal year ended December 31, 2003, the communications terminal products segment revenues totaled $37.9 million, or 64.5% of net sales.


      BATTERY PRODUCTS

Through Li Sun Power, the Company designs and manufactures disposable and rechargeable lithium and lithium-ion batteries that are used in instruments, meters, computers, cameras and similar battery-powered devices. With 47 models of disposable batteries and 33 models of rechargeable batteries, the Company currently produces over 20 million batteries annually. Li Sun Power is certified by International Organization for Standardization as an ISO 9001 and ISO 14001 manufacturers.

            Products

DISPOSABLE LITHIUM BATTERIES. The Company produces 47 different models of disposable lithium batteries which can be generally divided into the following three categories: lithium manganese dioxide button-type, lithium manganese dioxide cylindrical and lithium thionyl chloride. 36 of the 47 models are currently being marketed . The remaining eleven models are currently in development stage, as additional engineering is still required.

            Lithium Manganese Dioxide Button-Type

This type of battery provides 3 volts of power (double the amount of conventional dry batteries) with relatively stable and relatively reliable discharge of energy. It possesses fast pulse discharge characteristics as well as an operating temperature range from -20(degree)C to 60(degree)C. This battery also maintains good storage characteristics with a low self-discharge rate of less than 2%, which permits a shelf life of up to eight years.

            Lithium Manganese Dioxide Cylindrical

Based on the Company's experimental results, this battery provides voltage ranging between 2.8 and 3.2, with a high current discharge and no voltage delay, and an operating temperature range between -40(degree)C and 70(degree)C. This battery also maintains a long storage life, averaging eight years, due to a low self-discharge rate, as well as and good safety and zero pollution characteristics.

            Lithium Thionyl Chloride

This battery provides a voltage of 3.6 with a high specific capacity of 500wh/kg, 1000wh.dm3 and an operating temperature range between -40(degree)C and 85(degree)C. These batteries have a low self-discharge rate (no more than 1%) providing a shelf life of up to 10 years.


--------------------------------------------------------------------------------
DISPOSABLE LITHIUM
BATTERIES
--------------------------------------------------------------------------------
TYPE                       COMMON APPLICATIONS
--------------------------------------------------------------------------------
Lithium Manganese Dioxide  Watches, calculators, IC cards (plastic cards with
Button-Type Battery        semiconductor chips inside, commonly used as debit
                           cards)and electronic dictionaries

Lithium Manganese Dioxide  Cameras, radios, CMOS memory backup and
Cylindrical Battery        communication devices for both civil and
                           military use

Lithium Thionyl Chloride   Gas meters, clocks, CMOS memory backup and a wide
Battery                    range of electronic devices such as alarms, night
                           latches, range finders, and intelligence instruments
--------------------------------------------------------------------------------

RECHARGEABLE LITHIUM BATTERIES. The Company produces 33 different models of rechargeable lithium-ion batteries which can be generally divided into the following three categories: button type lithium-ion, prismatic lithium-ion and large capacity lithium-ion. 28 of the 33 models are currently being marketed. The remaining five models are currently in development stage, as additional engineering is still required.

            Button-Type Lithium-ion

In 2002, the Company successfully developed a proprietary and patented button-type lithium-ion battery, which the Company believes is one of a few high capacity button-type batteries available in China. This battery provides an average voltage of 3.7, with a low self-discharge rate of less than 10%. These rechargeable batteries have an average of 500 life cycles, and do not have a "memory effect" (they do not require discharge before recharge). The batteries have an operating temperature range of -20(degree)C to 60(degree)C.

            Prismatic Lithium-ion

This battery, which is larger than the button-type battery, possesses many of the same characteristics as the button-type but is packaged in a larger, high energy density battery pack. This battery provides average voltage of 3.7 with expedient discharge and charge cycles. This battery has a low self-discharge rate of less than 10%, no memory effect, and an operating temperature range of -20(degree)C to 60(degree)C.

            Large Capacity Lithium-ion

The Company also produces and develops a wide range of large capacity lithium-ion batteries. These batteries have a wide range of continuous discharge current applications, ranging from small power applications of 3 amperes to high power applications of 120 amperes. These batteries also maintain an extremely long life cycle (500 or more times longer than standard capacity lithium-ion batteries) and an operating temperature range between -20(degree)C to 60(degree)C.

--------------------------------------------------------------------------------
RECHARGEABLE LITHIUM BATTERIES
--------------------------------------------------------------------------------
TYPE                       COMMON APPLICATIONS
--------------------------------------------------------------------------------
Button- Type Battery       Mobile telephones, laptop computers, personal digital
Lithium-Ion Battery        assistants and electronic notebooks

Prismatic Lithium-Ion      Mobile telephones, laptop computers, personal digital
Battery                    assistants and electronic notebooks

Lithium-Ion Power Battery  Motor scooters, miners' lamps, electric bicycles and hybrid electric vehicles
--------------------------------------------------------------------------------

            Market

As a result of its wide range of high-end battery products, the Company has developed a broad customer base in both Chinese and overseas markets. At present, about 20% of the Company's battery revenue is generated from export of products to Hong Kong, Taiwan, U.S., Singapore, New Zealand and other countries. As an OEM manufacturer of batteries under other brand names, the Company has established a long-term cooperative relationship with a number of locally and internationally well-known companies for manufacturing batteries customized to their specific design and functional requirements.

                        Lithium Manganese Button-Type Battery

The lithium manganese button-type battery has numerous applications, including electronic gift items, watches, electronic diaries and dictionaries. The Company estimates total lithium manganese button-type battery demand in China to be approximately 120 million pieces per year. In 2002, Lixing Power sold approximately 60 million pieces of lithium manganese button-type batteries to computer main board manufacturers and the Company anticipates its sales volume for this battery type will increase to 100 million and 150 million in 2003 and 2004 respectively.

                        Lithium Manganese Dioxide Cylindrical Battery

Major applications for this type of battery include radios, cameras, and civil and military telecommunication equipment. Based on statistics published by China Industrial Association of Power Sources (CIAPS) with respect to sales of such batteries in 2001 and 2002, the Company estimates global market demand for this type of battery to be about 200 million pieces per year. Lixing Power sold about 500,000 pieces of these batteries in 2002. However, according to sales orders received, the Company believes that sales volume of 2003 may increase to 1 million pieces.

                        Prismatic Lithium-ion Batteries

A major application for this type of battery is mobile phones. Customers include mobile phone manufacturers and battery pack manufacturers. According to the 20th International Seminar & Exhibit on Primary & Secondary Batteries on March 17, 2003 in Florida, USA, it is estimated that the global production of prismatic lithium-ion batteries is approximately 1.255 billion batteries and the production of the prismatic lithium-ion batteries for cell phone use is approximately 700 million batteries in 2003. Lixing Power anticipates sales of approximately six million prismatic lithium-ion batteries in 2003. Additional applications for this type of battery are PDAs and other handheld devices. The Development Research Center of the State Council of China estimates that the production of prismatic lithium-ion batteries in China will reach 100 million pieces in 2003. While NiCh rechargeable batteries have traditionally been used in portable equipment, the prismatic lithium-ion battery is quickly replacing the NiCh rechargeable battery and, as a result, the Company believes that the market share of the prismatic lithium-ion battery will substantially increase.

                        Lithium-ion Button Type Batteries

These batteries are mainly used in such micro portable equipment as mobile phones, laptop computers, PDAs and electronic diaries. Lixing Power's patented batteries are also used to power wireless earphones. Lixing Power will upgrade its existing LIR2450 II battery (110 MAH) to LIR2450 [II] which has a capacity of 180 to 240 MAH. Lixing Power also plans to upgrade the capacity of its LIR2450 II battery from 110 MAH to 180~240 MAH. The Company has enjoyed proprietary technology and competitive advantage due to early entry into this market niche. With the increased use of blue tooth technology, the Company believes this market will increase rapidly.

                        Lithium-ion Power Battery

The applications of these batteries are categorized by application in (1) high capacity batteries which are mainly used in electric tools and bicycles; and (2) high power batteries which are mainly used for hybrid electric vehicles. According to a report on www.ntem.com.cn, it is estimated that approximately 300 million vehicles will use high power batteries by 2020. Lixing Power's new lithium-ion power batteries have passed Chinese national certification and are in the expansion phase of development. The Company's sales of lithium-ion power batteries for the first six months of 2003 are approximately 20,000 pieces. The Company believes that it is a leader in this technology, with more than 3 years of marketing experience and is the only company that has passed military certification for this type of battery. As a result, the Company believes there are very few competitors that can compete with the Company with respect to this technology. The Company believes that it can capture approximately 50% of the market share for this type of battery in the near future.

The Company prices its products based on manufacturing costs plus a mark-up depending on numerous factors including order size, competition, inventory considerations and technical attributes. Regional sales agents will set the second-tier sales agent and end-user price based on the local market situation with reference to the retail price suggested by the Company. If a severe price gap occurs, the Company has the right to revise the ex-factory price. The Company may also change its prices in response to an acute price fluctuation of raw material, volatile market situations or breakpoint pricing mechanisms.

                  Raw materials

The primary components used in manufacturing our products in this segment include cobalt acid lithium, polymer organic foam, graphite and protection shields. The sources of these components are primarily chemical suppliers located in or near China. If a source for one or more of the components was to fail, we believe that we can find several other cobalt acid lithium suppliers in

China. We primarily import our cobalt from South Africa. In case there is a shortage of cobalt, all of the batteries manufactures will be affected negatively.

One of the materials required for production is the protection shield, which is used in manufacturing rechargeable lithium-ion batteries. The protection shield is a common chemical material, but processing equipment requires a high investment, as it needs to be processed into a thinner shield with a high precision requirement. As a result, there are very few manufacturers in the world who are willing and able to produce this kind of shield, resulting in periodic supply shortages. In the event of a supply shortage, the Company can find alternative vendors who can provide us with the protection shield.

With respect to all other materials required for the production of batteries, all materials are widely available, and restrictions in supply are generally not anticipated.

None of the Company's suppliers accounts for 10% or more of inventory or 10% or more of expenditures.


                  Intellectual property

For the batteries products, the Company has obtained 12 Chinese patents for product design and production methodologies for making lithium and lithium-ion batteries:

o     No. 96211676 "Siren Lights for Bicycles" issued on May 10, 1996;
o     No. 97241178.X "Button- Type Lithium Ion Battery" issued on August 18,
      1997;
o No. 97241378.2 "Automatic Assembling Equipment for Button-Type Battery" issued on October 15, 1997;
o     No. 99238457.5 "Lithium Battery with Safety Shield" issued on September 8,
      1999;
o     No. 99238456.7 "Safety Shield for Lithium Battery" issued on September 8,
      1999;
o No. 00229552.0 "Automatic Cleaning Machine for Button-Type Battery" issued on March 31, 2000;
o No. 01250166.2 "Fixing Device for Mobile Phone Batteries" issued on July 25, 2001;
o     No. 01251640.6 "Button-Type Lithium-ion Battery" issued on August 22,
      2001;
o     No. 01252383.6 "Explosion-Proof Lithium-ion Batteries" issued November 8,
      2001;
o     No. 02228570.9 "Explosion-Proof Lithium Batteries" issued on March 7,
      2002;
o No. 02228572.5 "Cross-Folded Core for Button-Type Lithium Ion Batteries" issued on March 7, 2002; and
o     No. 02228571.7 "Electrode for Button-Type Batteries" issued on March 7,
      2002.

All patents expire 10 years after issuance. We do not believe that the expiration of these patents will have a material adverse effect on our business, because we continually develop new product designs. While we may continue to file patent applications to protect our technology and products, we cannot be sure that our patents will provide commercially significant protection to our technology.

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

                  Seasonality and cyclicality

In general, there is no clear seasonality affect on our revenues. Sales are slightly lower during the first quarter due to Chinese New Year holiday. Export sales are usually higher in the second quarter. Sales generally increase in the fourth quarter due to the Christmas holiday.

                  Working capital practices

Our working practice represents the industry standard, and, to its knowledge, the Company does not experience any unusual working capital requirements. The Company is not required to maintain inventory allotments for any purpose, and neither customers nor external distributors are generally permitted to return merchandise after delivery. Company policy permits customer discount if there are product quality issues. Accounts receivable are generally carried for a period between 60 and 90 days, and accounts payable are generally carried for a period of 30 days.

                  Customers and Distribution

We supply the products in this segment to both distributors and directly to end customers. We have sales agreements with all of our distributors and contracts are usually renewed on an annual basis. Li Gao International Company d/b/a Team Sirplus Limited accounted for over 10% of our battery revenue in 2003. We believe that we would be able to replace this distributor, or any of our distributors, if circumstances required.

No other distributors or end customers Individually or as an affiliated group account for more than 10% of our consolidated revenues.

                  Backlog

The Company did not have any backlog as of December 31, 2003.

                  Government renegotiation

There is no material portion of the company's business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government

                  Revenues

For the fiscal year ended December 31, 2003, the batteries segment revenues totaled $13.4 million, or 22.7% of net sales.

      BATTERY TESTING EQUIPMENT

Through Li Sun Power, the Company designs and manufactures program-controlled specialized testing equipment for use in laboratories and technology research institutes for high-precision testing of chemical composition and functioning capacity of batteries. The professional testing equipment is specially designed for use in laboratories and technology research institutes for high-precision testing of electrode and electric capacity.

            Products

--------------------------------------------------------------------------------
BATTERY TESTING EQUIPMENT
--------------------------------------------------------------------------------
TYPE                        TESTING APPLICATIONS
--------------------------------------------------------------------------------
Professional Testing       High precision electrode and electric capacity of use
Equipment                  in laboratories and technology research institutes.

Large-Scale Chemical       Chemical composition and/or capacity testing of
Composition Testing        Lithium-ion and NiMH batteries.
Equipment

Mobile Phone Battery       All prismatic Lithium-ion, NiCd and NiMH rechargeable
Testing Equipment          batteries.
---------------------------------------------------------------------------


                  Market and Distribution

The Company markets its testing equipment to research institutes and batteries manufacturers.

The Company also uses its testing equipment internally for its communications and battery operations.

The Company prices its products based on manufacturing costs plus a mark-up depending on numerous factors including order size, competition, inventory considerations and technical attributes. Regional sales agents will set the second-tier sales agent and end-user price based on the local market situation with reference to the retail price suggested by the Company. If a severe price gap occurs, the Company has the right to revise the ex-factory price. The Company may also change its prices in response to an acute price fluctuation of raw material, volatile market situations or breakpoint pricing mechanisms.


We distribute our products through local sales offices. Company sales offices are located in various cities around the country. The obtained the orders from customers or distributors and the Company deliver products directly to the distributors or customers. No distributor accounts for more than 10% of the Company's consolidated revenues.

                  Raw materials

The primary components used in manufacturing our products include frequency stabilizer, integrated circuit and other basic electronic components The sources of these components are primarily electronics products suppliers located in or near China. Battery testing equipment is composed of several basic electronic components and automation core software, therefore, we usually do not experience any shortage of supplies. With respect to all other materials required for the production of testing equipment, all materials are widely available, and restrictions in supply are generally not anticipated.

There is no supplier contract accounting for more than 10% of the Company's inventory or expenditures.

                  Intellectual property

For the testing equipment products, the Company has obtained 1 Chinese patent for battery testing equipment:

o No. 01251641.4 "Digital Intelligent Battery Testing Instrument" issued on August 22, 2001.

This patent expires 10 years after issuance. We do not believe that the expiration of these patents will have a material adverse effect on our business, because we continually develop new product designs. While we may continue to file patent applications to protect our technology and products, we cannot be sure that our patents will provide commercially significant protection to our technology.

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

                  Seasonality and cyclicality

This segment does not experience material fluctuations in sales or revenues on a seasonal or cyclical basis.

                  Working capital practices

Our working practice represents the industry standard, and, to its knowledge, the Company does not experience any unusual working capital requirements. The Company is not required to maintain inventory allotments for any purpose, and neither customers nor external distributors are generally permitted to return merchandise after delivery. Company policy permits customer discount if there are product quality issues. Accounts receivable are generally carried for a period between 60 and 90 days, and accounts payable are generally carried for a period of 30 days.

                  Customers

We supply the batteries testing equipment to research institutes and batteries manufacturers, as well as a number of our battery manufacturing competitors.

No customers Individually or as an affiliated group account for more than 10% of our consolidated revenues. .

                  Backlog

The Company did not have any backlog as of December 31, 2003.

                  Government renegotiation

There is no material portion of the company's business that may be subject to renegotiation of profits or termination of contracts or subcontracts at the election of any government.

                  Revenues

For the fiscal year ended December 31, 2003, the testing equipment segment revenues totaled $7.64 million, or 12.9% of net sales.


FUTURE PRODUCTS

                  The Company has its own in-house design team for new product development. The Company is currently developing new products, and it expects to introduce into a series of new products into the market during the next 12 months. These include:

High-end Corded and Cordless Telephones

The Company has designed and plans to develop Internet Phones that enable the user to surf the Internet, corded telephones with extended features and a number of new cordless phones with additional functionalities. The functionalities include a new model phone with message recorders, one with an integrated desk lamp for office use and a specialized 900MHz model for the export market. The Company also plans to introduce new models of voice dialing corded and cordless phones, which provide the user with the option to utilize voice activation functionality.

Digital Cordless Telephones

The Company designed and plans to develop a 2.4 GHz Digital Signal Spread ("DSS") cordless telephone for both residential and commercial users. For commercial users, the model will comply with the DSS-WPBX standard that will enable the users to communicate with each other within the same area PBX using his cordless headsets without incurring any charges, except when used to call an external number. The DSS digital cordless phones will provide users with higher quality communications and better security within a longer distance and wider range.

Multi-Function Videophones

The Company plans to design and develop a line of videophones. The phones will integrate the existing function of ordinary telephone networks and computer terminals by utilizing the PC as the operation platform and the USB connector to connect a telephone to such PC. In addition, software will be developed for the videophone and synchronizing data transmission. The Company believes that the design provides a low cost solution to the requirements of video transmission under the existing narrow band telecommunication network.

New Walkie-Talkies

The Company has designed and plans to develop three new models of walkie-talkies. The models include units with additional features, including a built-in radio for public radio broadcast, a weather forecast message display and an increased communication range of 15 kilometers.

Polymer Lithium-ion Battery

Polymer lithium-ion batteries use solid organisms as a medium. Its features include small size, easy to transform, large capacity and low weight. The Company believes that this type of battery will be widely used in the electric car, the mobile telephone, laptop, digital camera and other portable electric products This battery's capacity is higher than the liquid lithium-ion battery, is easier to decrease, easier to transform and safer to use.

High-Power Motor Battery

The high-power motor battery is a type of the lithium-ion battery. This battery's monocase power can be over 2AH, making it useful for powering lighting and driving motors. High-power motor batteries are used in mine lamps, field lightening power, laptop computers, electric bikes, electric cars and military radios. With global trends leaning toward clean energy, the Company believes that this battery will replace small and medium-sized lead-acid batteries in the near future and will be widely used in consumer electronics, field telecommunications and lighting.

Test equipment for high-power lithium-ion battery and fuel battery

As high-power lithium-ion batteries and fuel batteries become the environmentally-friendly standard, battery manufacturers will require test equipment for these markets.

QUALITY CONTROL

The Company has always paid significant attention to the quality assurance systems and all performance Indicators meet international standards and pass the examination of the national level includes GB12196-90, GB/T15279-94, GB12198-90, and GB/T17113-1997. The GB2828-2829-87 standard was adopted for export goods. The Company's production is in compliance with ISO9002. During the production process, the Company pays significant attention to quality control and cost control. According to production flow requirements, quality control points have been set up in key production processes and professionals are assigned to monitor the quality and flow of these processes. The Company has employed significant labor and capital investment to set up the comprehensive quality control system to ensure the quality of its products. Production of primary lithium batteries is fully automated and performed by machineries, while secondary lithium battery production is performed by automated assembly lines, which are highly engineered and closely monitored to ensure product quality.

The Company holds vendor qualification committee meetings every three months. The vendors are assessed according to their quality improvement notice, purchasing order and procure agreement in the previous three months to verify such terms as quality, delivery and co-operation status. All manufacturers are required to meet ISO9001 quality standards. Vendors meeting the Company's stringent requirements will be placed on a qualified vendor list. Unqualified vendors will be eliminated from the qualified vendor list temporarily or permanently. For the new vendors, the Company will have comprehensive assessments on their production scale, equipment and quality control. As soon as the sample material has been approved and confirmed by the testing, the vendor is listed in the qualified vendor list as a potential supplier.

GOVERNMENTAL APPROVAL AND COMPLIANCE

China has enacted regulations governing telephones and telephone communications. Pursuant to these regulations, Individuals or entities wanting to sell telephone equipment or connect to the telephone network in China must obtain certain permits from the Ministry of Posts and Telecommunications and all telecommunications equipment must have a network access license. In the past, the Company has not encountered any difficulty in obtaining such permits and licenses and is currently holding all the permits and licenses necessary for manufacturing and selling its products.

No other government regulations or compliance regimes, including environmental regulations, apply to the Company's business. It cannot be assured that new or additional regulations will not be enacted which might adversely impact its operations.

COMPETITION

Many of our competitors are substantially larger than we are and have significantly greater name recognition and financial, sales and marketing, technical, customer support, manufacturing and other resources. These competitors may also have more established distribution channels and may be able to respond more rapidly to new or emerging technologies and changes in customer requirements or devote greater resources to the development, promotion and sale of their products. Our competitors may enter our existing or future markets with products that may be less expensive, that may provide higher performance or additional features or that may be introduced earlier than our products. In the fiscal year ended December 31, 2003, we continued to be price competitive. We attempt to differentiate our company from our competitors by working to increase our brand name recognition, maintaining and enhancing product quality, providing adequate after-sale service, developing products with appealing functions, enhancing our distribution channels and keeping our production costs controlled.

There can be no assurance that the Company will be able to compete successfully with its existing or new competitors. If the Company fails to compete successfully against current or future competitors, its business could suffer.

      Communications Terminal Products

Competition in the communications equipment market in China is intense. The market is continually evolving and is subject to changing technology. Our competitors in China include TCL, Bu Bu Gao and Qiao Xing.

The focus of the competition among these players has changed from one of advertising and price wars in the past to one of style, image and design today. The Company's competitive strategy is to focus on innovation in product design and quality customer services.

Based on a market research conducted by Beijing Guneng Consultancy Co., Ltd., the Company estimates that it has captured approximately an 18% market share in the fixed-line telephone market in China.

      Battery Products

According to the Lithium Battery Branch of Physical and Chemical Institute of China, the Company is one of the largest lithium and lithium-ion battery manufacturers in China. Its major competitors include Shenzhen BYD, Tianjin Lisen, Shenzhen Shun Wo and Shenzhen HYB. Shenzhen BYD is considered to be the largest battery manufacturer in China with daily production capacity of 300,000 units of Lithium-ion, NiCd and NiMH batteries (Source: Prospectus of Shenzhen
BYD). The Company estimates that the major overseas competitors in the global market for batteries are Sanyo (about 25% global market share), SONY (about 20% global market share), Toshiba, Matsushita, NEC, Hitachi and Samsung.

As noted by the China Battery Industry Association, competition in the battery industry is intense, with Japanese products currently dominating the global market, especially in the high-end categories. Domestic rivals are principally manufacturers of conventional nickel batteries.

      Battery Testing Equipment

With respect to the lithium-ion testing equipment, the Company believes its primary competitors to be Guangzhou Qingtian Industrial co., Ltd. (Qingtian), Hangzhou Hanke (Hanke) and Lixing Power. The Company believes that Qingtian's market share is shrinking due to substantial loss of personnel and Hanke just entered this market. The Company believes that it is the only enterprise manufacturing both batteries and formation & testing equipment in China which gives the Company technical and marketing advantages. Based on actual sales orders, the Company estimates that its market share in providing equipment for testing lithium battery by manufacturers is approximately 15% in 2002 and 30% in 2003. The Company anticipates its market share to reach 50% within 3 years. Other possible target markets for battery testing equipment include quality inspection authorities, research institutes, universities and mobile phone retailers. With respect to such markets, the only competitor is Tshinghua University, which the Company believes has limited marketing resources. According to actual sales, the Company estimates that its market share in China for providing battery testing equipment to quality inspection authorities, research institutes, universities and mobile phone retailers is approximately 60%.

EMPLOYEES

We presently have approximately 1,271 employees, of which approximately 1,271 are full time employees. We consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT REPORTING SEGMENTS

For a summary of the Company's net revenue, earnings from operations and total assets for each of the Company's business segments in each of the last three fiscal years, please refer to Note 16 to the Consolidated Financial Statement in
Item 8, which is incorporated herein by reference.

GEOGRAPHIC FINANCIAL INFORMATION

During the 2003 fiscal year, 94.2% ($55.7 million) of the Company's revenue was derived from China. 5.8% ($3.4 million) was derived from all other foreign markets in the aggregate. Of the Company's foreign sales, no single country generated a material amount of revenues for the Company.

During the 2002 fiscal year, 95.3% ($52.5 million) of the Company's revenue was derived from China. 4.7% ($2.6 million) was derived from all other foreign markets in the aggregate. Of the Company's foreign sales, no single country generated a material amount of revenues for the Company.

During the 2001 fiscal year, 96% ($40.3 million) of the Company's revenue was derived from China. 4.0% ($1.7 million) was derived from all other foreign markets in the aggregate. Of the Company's foreign sales, no single country generated a material amount of revenues for the Company.

All of the Company's long-lived assets (excluding financial instruments, long-term customer relationships of a financial institution, mortgage and other servicing rights, deferred policy acquisition costs, and deferred tax assets) are located in China.

RISKS ATTENDANT TO THE COMPANY'S FOREIGN OPERATIONS

The following is a summary of risk factors which result from the Company's operations overseas. Note that these statements relate to future events or future financial performance. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "could," "expects," "hopes," "believes," "plans," "anticipates," "estimates," "predicts," "projects," "potential," or "continue," or the negative of such terms and other comparable technology. These statements are only predictions. In evaluating these statements, actual or potential investors should specifically consider such factors, including the risks outlined below. These factors may cause the Company's actual results to differ materially from any forward-looking statement contained herein.

THE COMPANY'S OPERATIONS ARE PRIMARILY LOCATED IN CHINA AND MAY BE ADVERSELY AFFECTED BY CHANGES IN THE POLICIES OF THE CHINESE GOVERNMENT.

The Company's business operations may be adversely affected by the political environment in the PRC. The PRC has operated as a socialist state since 1949 and is controlled by the Communist Party of China. In recent years, however, the government has introduced reforms aimed at creating a "socialist market economy" and policies have been implemented to allow business enterprises greater autonomy in their operations. Changes in the political leadership of the PRC may have a significant effect on laws and policies related to the current economic reforms program, other policies affecting business and the general political, economic and social environment in the PRC, including the introduction of measures to control inflation, changes in the rate or method of taxation, the imposition of additional restrictions on currency conversion and remittances abroad, and foreign investment. These effects could substantially impair the Company's business, profits or prospects in China. Moreover, economic reforms and growth in the PRC have been more successful in certain provinces than in others, and the continuation or increases of such disparities could affect the political or social stability of the PRC.

THE CHINESE GOVERNMENT EXERTS SUBSTANTIAL INFLUENCE OVER THE MANNER IN WHICH THE COMPANY MUST CONDUCT ITS BUSINESS ACTIVITIES.

The PRC only recently has permitted greater provincial and local economic autonomy and private economic activities. The government of the PRC has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in the PRC or particular regions thereof, and could require the Company to divest the interests it then holds in Chinese properties or joint ventures. Any such developments could have a material adverse effect on the business, operations, financial condition and prospects of the Company.

In addition, while the Company believes that it is unlikely, the Chinese government may decide not to grant a renewal of Kexuntong's renewable operating tenure upon its expiration on March 29, 2009. While the Company believes that renewing the operating tenure is a simple administrative matter, a failure to renew Kexuntong's renewable operating tenure could have material adverse effect on the business, operations, financial condition and prospects of the Company.

In the event the Company is unable to fulfill all of its obligations (e.g. make timely payments when due, etc.) to banks owned and operated by the Chinese government that have loaned money to the Company, the Chinese government may significantly interfere with the business and ultimately take steps to liquidate the Company to pay the debts. The Company believes, however, that liquidation is the very last resort and happens fairly rarely. Thus, the failure of the Company to fulfill all of its obligations to such banks could have material adverse effect on the business, operations, financial condition and prospects of the Company.

FUTURE INFLATION IN CHINA MAY INHIBIT ECONOMIC ACTIVITY IN CHINA AND ADVERSELY AFFECT THE COMPANY'S OPERATIONS.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation which have led to the adoption by the PRC government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. While inflation has moderated since 1995, high inflation may in the future cause the PRC government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby adversely affect the Company's business operations and prospects in the PRC.

THE COMPANY MAY BE RESTRICTED FROM FREELY CONVERTING THE RENMINBI TO OTHER CURRENCIES IN A TIMELY MANNER.

The Renminbi is not a freely convertible currency at present. The Company will receive nearly all of its revenue in Renminbi, which may need to be converted to other currencies, primarily U.S. dollars, and remitted outside of the PRC. Effective July 1, 1996, foreign currency "current account" transactions by foreign investment enterprises, including Sino-foreign joint ventures, are no longer subject to the approval of State Administration of Foreign Exchange ("SAFE," formerly, "State Administration of Exchange Control"), but need only a ministerial review, according to the Administration of the Settlement, Sale and Payment of Foreign Exchange Provisions promulgated in 1996 (the "FX regulations"). "Current account" items include international commercial transactions, which occur on a regular basis, such as those relating to trade and provision of services. Distributions to joint venture parties also are considered a "current account transaction." Other non-current account items, known as "capital account" items, remain subject to SAFE approval. Under current regulations, the Company can obtain foreign currency in exchange for Renminbi from swap centers authorized by the government. The Company does not anticipate problems in obtaining foreign currency to satisfy its requirements; however, there is no assurance that foreign currency shortages or changes in currency exchange laws and regulations by the Chinese government will not restrict the Company from freely converting Renminbi in a timely manner. If such shortages or change in laws and regulations occur, the Company may accept Renminbi, which can be held or re-invested in other projects.

FUTURE FLUCTUATION IN THE VALUE OF THE RENMINBI MAY NEGATIVELY AFFECT THE COMPANY'S ABILITY TO CONVERT ITS RETURN ON OPERATIONS TO U.S. DOLLARS IN A PROFITABLE MANNER AND ITS SALES GLOBALLY.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the U.S., have argued that the Renminbi is artificially undervalued due to China's current monetary policies and have pressured China to allow the Renminbi to float freely in world markets.

If any devaluation of the Renminbi were to occur in the future, the Company's returns on its operations in China, which are expected to be in the form of Renminbi, will be negatively affected upon conversion to U.S. dollars. The Company attempts to have most future payments, mainly repayments of loans and capital contributions, denominated in U.S. dollars. If any increase in the value of the Renminbi were to occur in the future, the sales of the Company's products in China and in other countries may be negatively affected.

THE COMPANY MAY BE UNABLE TO ENFORCE ITS RIGHTS DUE TO POLICIES REGARDING THE REGULATION OF FOREIGN INVESTMENTS IN CHINA.

The PRC's legal system is a civil law system based on written statutes in which decided legal cases have little value as precedents, unlike the common law system prevalent in the United States. The PRC does not have a well-developed, consolidated body of laws governing foreign investment enterprises. As a result, the administration of laws and regulations by government agencies may be subject to considerable discretion and variation, and may be subject to influence by external forces unrelated to the legal merits of a particular matter. China's regulations and policies with respect to foreign investments are evolving. Definitive regulations and policies with respect to such matters as the permissible percentage of foreign investment and permissible rates of equity returns have not yet been published. Statements regarding these evolving policies have been conflicting and any such policies, as administered, are likely to be subject to broad interpretation and discretion and to be modified, perhaps on a case-by-case basis. The uncertainties regarding such regulations and policies present risks that the Company will not be able to achieve its business objectives. There can be no assurance that the Company will be able to enforce any legal rights it may have under its contracts or otherwise.

THE COMPANY MUST OBTAIN LICENSES OR PERMITS FOR ITS PRODUCTS FROM THE CHINESE GOVERNMENT.

China has enacted regulations governing telephones and telephone communications. Pursuant to these regulations, individuals or entities desiring to sell telephone equipment or connect to the telephone network in China must obtain certain permits from the Ministry of Posts and Telecommunications and all telecommunications equipment must have a network access license. In the past, the Company has not encountered any difficulty in obtaining such permits and licenses and is currently holding all the permits and licenses necessary for manufacturing and selling its products. The Company intends to work diligently to assure compliance with all applicable government regulations that impact its business. The Company cannot assure you, however, that additional regulations will not be enacted which might adversely impact the Company's operations.

RISKS FROM THE RECENT OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME IN VARIOUS PARTS OF MAINLAND CHINA, HONG KONG AND ELSEWHERE.

Since early 2003, mainland China, Hong Kong and certain other countries, largely in Asia, have been experiencing an outbreak of a new and highly contagious form of atypical pneumonia, now known as severe acute respiratory syndrome, or SARS.

This outbreak has resulted in significant disruption to the lifestyles of the affected population and business and economic activity generally in the affected areas. Areas in mainland China that have been affected include areas where the Company has business and management operations. Although the outbreak is now generally under control in China, the Company cannot predict at this time whether the situation may again deteriorate or the extent of its effect on the Company's business and operations. The Company cannot assure that this outbreak, particularly if the situation worsens, will not significantly disrupt the Company's staffing or otherwise generally disrupt the Company's operations, result in higher operating expenses, severely restrict the level of economic activity generally, or otherwise adversely affect products, services and usage levels of the Company's products and services in affected areas, all of which may result in a material adverse effect on the Company's business and prospects.

CONTROVERSIES AFFECTING CHINA'S TRADE WITH THE UNITED STATES COULD HARM THE COMPANY'S RESULTS OF OPERATIONS OR DEPRESS THE COMPANY'S STOCK PRICE.

While China has been granted permanent most favored nation trade status in the United States through its entry into the World Trade Organization, controversies between the United States and China may arise that threaten the status quo involving trade between the United States and China. These controversies could materially and adversely affect the Company's business by, among other things, causing the Company's products in the United States to become more expensive resulting in a reduction in the demand for our products by customers in the United States. Political or trade friction between the United States and China, whether or not actually affecting our business, could also materially and adversely affect the prevailing market price of the Company's common shares.

IT MAY BE DIFFICULT FOR SHAREHOLDERS TO ENFORCE ANY JUDGMENT OBTAINED IN THE UNITED STATES AGAINST THE COMPANY, WHICH MAY LIMIT THE REMEDIES OTHERWISE AVAILABLE TO THE COMPANY'S SHAREHOLDERS.

Substantially all of the Company's assets are located outside the United States. Almost all of its current operations are conducted in China. Moreover, most of the Company's directors and officers are nationals or residents of countries other than the United States. All or a substantial portion of the assets of these persons are located outside the United States. As a result, it may be difficult for shareholders to effect service of process within the United States upon these persons. In addition, there is uncertainty as to whether the courts of China would recognize or enforce judgments of United States courts obtained against the Company or such officers and/or directors predicated upon the civil liability provisions of the securities law of the United States or any state thereof, or be competent to hear original actions brought in China against the Company or such persons predicated upon the securities laws of the United States or any state thereof.


REPORTS TO SECURITY HOLDERS AND WHERE YOU CAN FIND MORE INFORMATION

The Company is subject to the informational requirements of the Securities Exchange Act of 1934 and must file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission. Accordingly, the Company files such reports with the U.S. Securities and Exchange Commission (SEC). In addition, the Company files reports for matters such as material developments or changes within us, changes in beneficial ownership of officers and director, or significant shareholders. These filings are a matter of public record and interested members of the public may read and copy any materials filed by the Company with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, and may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC.

The Company maintains an administrative office located at 111 Pavonia Avenue, Suite 615, Jersey City New Jersey. The purpose of the office to maintain investor relationships in the U.S. and work with corporate and securities attorneys to comply with SEC rules.

No person is authorized to give you any information or make any representation other than those contained or incorporated by reference in this Form 10-K. Any such information or representation must not be relied upon as having been authorized. Delivery and/or filing of this Form 10-K shall, under no circumstances, create any implication that there has been no change in the Company's affairs since the date of filing.

ITEM  2. PROPERTY

The Company owns the six-story Wondial Building located at Keji South 6 Road, Shenzhen High-Tech Industrial Park, Shennan Road, Shenzhen, China in which our headquarters offices are located. 72,000 square feet of this building, representing approximately 72% of its capacity, is rented out to a private company affiliated with a government agency, Shanghai Sheng Bang Inspection Ltd., for administrative offices. This lease was executed in September 16, 2003 and expires in November 15, 2006, for which the Company receives a monthly rent of $17,742. This lease renews at the option of both parties.

The Company has rented a more than 15,000 square feet of manufacturing capacity for battery production in Shenzen, China. The annual capacity for the facility is to produce 12 million units of prismatic lithium-ion batteries used on cell phone. The Company believes the building will be suitable for our needs during the next twelve months, with annual projected sales of approximately $15 million.

The Company also owns and maintains three operating and manufacturing facilities: one testing equipment production facility with about 3000 square feet of manufacturing capacity, and two batteries production facilities for batteries production with a total of 5000 square feet of manufacturing capacity. All of the three facilities are located in located in Wuhan City, Hubei Province of China. In 2003 we produced 94.6 million units of batteries and 16,258 sets of testing equipment and 6.6 million lithium-ion batteries. In 2002, the Company produced 82.5 million pieces of primary lithium batteries, 54,000 sets of battery testing equipment and 3.5 million pieces of lithium-ion batteries.

ITEM  3. LEGAL PROCEEDINGS

The Company is not subject to either threatened or pending litigation, actions or administrative proceedings.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On November 18, 2003, the Company filed an information statement on Form 14C authorizing the Company to increase its authorized preferred stock from 2,500,000 to 15,000,000. The matter was approved by joint written consent by the Board of Directors by a majority of the stockholders on October 29, 2003. The consenting stockholders consisted of 4 stockholders owning an aggregate of 12,234,929 shares, or 51.52%, of the 23,748,292 shares of common stock issued and outstanding as of October 29, 2003.

                                     PART II

ITEM  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is traded on OTC Bulletin Board under the symbol "IDUL.OB". The following table sets forth the range of high and low bid quotations for each of quarter of the last two fiscal years, adjusted to reflect the one-for-four reverse split effected May 12, 2003. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                            HIGH     LOW
                                                            ----     ---
FISCAL YEAR ENDED 2002                                       NA      NA
   March 31, 2002.........................................   NA      NA
   June 30, 2002..........................................   NA      NA
   September 30, 2002.....................................   NA      NA
   December 31, 2002......................................   NA      NA

                                                            HIGH     LOW
                                                            ----     ---
FISCAL YEAR ENDED 2003
   March 31, 2003.........................................  4.84     0.20
   June 27, 2003  (June 30 is a holiday)..................  6.00     1.01
   September 30, 2003.....................................  3.50     1.30
   December 31, 2003......................................  3.17     2.05

Note: Industries International Inc.'s reverse merger was completed on February 10, 2003.

      Holders

As of March 23, 2004, there were approximately 2100 stockholders of record of our common stock and no stockholders of record of our Preferred Stock.


      Dividends

The Company has never declared dividends or paid any cash dividends on our capital stock and currently intends to retain all future earnings, if any, for use in the operation and development of our business. Shareholders should not expect the Company to declare or pay any cash dividends on our common stock in the foreseeable future.

      Equity Compensation Plan Information

As of December 31, 2003, our equity compensation plans were as follows:

During the fiscal year 2003, IDUL has granted various stock options and stock-based awards under (1) the EI Plan and (2) the PS Plan.

      EI Plan

The EI Plan is an equity incentive plan approved by the Company's stockholders on April 7, 2003 and registered on Form S-8 on May 9, 2003 (File No.:
333-105117). The EI Plan is intended to provide incentives to attract, retain and motivate both eligible employees and directors of the Company, as well as consultants, advisors and independent contractors who provide valuable services to the Company.

Initially, 3,750,000 shares of IDUL's common stock were reserved for issuance under the EI Plan. On October 2, 2003, a further 5,000,000 shares of IDUL are reserved under the EI Plan. Under the EI Plan, awards may consist of grants of options to purchase our common stock (either Incentive Stock Options (for eligible persons) or Non-Qualified Stock Options, as each is defined in the Internal Revenue Code), grants of restricted common stock, or grants of unrestricted common stock.

Stock options have been granted to officers, other employees and directors to purchase shares of common stock pursuant to the EI Plan at or above 85% of the market price of IDUL's common stock at the date of issuance. Generally, these options, whether granted from the current plans, become exercisable over staggered periods, but expire after 10 years from the date of the grant. On May 13, 2003, 425,000 and 125,000 unrestricted stock options were issued to directors of the Company and a non-employee respectively.

      PS Plan

The PS Plan refers to a plan devised by Dr. Kit Tsui, the Company's principal stockholder, pursuant to which he may grant stock awards to various parties, including employees and business associates, to enhance or maintain the value of his investment. This unwritten, informal program was set up solely by Dr. Tsui to award the Company employees, consultants, middle agents such as accounts, counsels and professional service providers, and shares are granted from restricted shares previously issued to Dr. Tsui in conjunction with the reverse merger. The employee candidates are proposed by management in different areas to the top management team. The final award decisions are made by Dr. Kit Tsui and other members of management. None of the shares granted pursuant to the PS Plan are issued by the Company. Please refer to Note 15 (2) of the Company's consolidated financial statements for details.

      Equity Compensation Plan Table

The following table sets forth information regarding our compensation plans and Individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants, advisors, vendors, customers, suppliers or lenders) in exchange for consideration in the form of goods or services.

       Plan Category            Number of
                              securities to
                              be issued upon
                               exercise of     Weighted-average     Number of
                               outstanding    exercise price of    securities
                                 options,        outstanding        remaining
                               warrants and   options, warrants   available for
                                  rights          and rights     future issuance

Equity Compensation Plans       8,750,000            5.6             786,115
approved by security
holders.

Equity Compensation Plans
not approved by security
holders.
                       TOTAL    8,750,000                            786,115


      Restricted Offerings

On February 25, 2004, the Company completed a private equity financing pursuant to which it raised gross proceeds of $5,800,000. The financing was arranged by HPC Capital Management Corporation, an investment banking firm and fund manager, which received a net commission of 6.5% of the total gross proceeds. The transaction was a unit offering, pursuant to which each investor received a unit comprised of one share of restricted common stock and warrants convertible into
0.3 shares of restricted common stock, resulting in the placement of an aggregate of 2,521,745 shares of restricted common stock and warrants convertible into an additional 756,530 shares of restricted common stock. The warrants have an exercise price of $2.70 per share and expire on February 25, 2007. Twelve investors participated in the transaction. On March 1, 2004, the Company filed a current report on Form 8-K disclosing that it had completed a private equity financing pursuant to which it raised gross proceeds of $5,800,000. In that report, the Company correctly reported that it had issued a total of 2,521,745 shares of common stock together with warrants to purchase an additional 756,530 shares of common stock. The price per unit was correctly reported as $2.30, but the warrant exercise price was incorrectly reported as $2.70 per share. The warrant exercise price is $2.7601 per share.


Each and all of the investors were accredited, as defined in the Securities Act of 1933, as amended (the "Securities Act"), and this transaction was conducted pursuant to Section 4(2) and Regulation D of the Securities Act. Neither the Company nor HPC Capital Management Corporation conducted a public solicitation in connection with the offer, purchase and/or sale of these securities, no advertisement was conducted with respect to this issuance in any public medium or forum, HPC offered the shares on behalf of the Company only to investors who
(1) qualified as "accredited investors" within the meaning of the Securities Act of 1933, as amended, and (2) had previously expressed an interest in participating in an offering of the type and manner conducted, and none of the shares issued were offered in conjunction with any public offering.


      Repurchase Plan

On December 9th 2003, the Company announced its plan to buy back 500,000 shares of its outstanding common shares. Subsequently, the Company entered into a purchase agreement with a shareholder who owned 200,000 shares. Agreement is attached as an exhibit. The Company purchased the shares and reduced the number of shares outstanding. The average price paid by the Company is $2.9.

ITEM  6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Company's Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Consolidated Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data," of this Form 10-K in order to understand fully factors that may affect the comparability of the financial data presented below.

                                   2003       2002         2001        2000       1999
                                   USD        USD          USD         USD         USD
      For year ended December 31:
Net sales .................      58,977       54,007      41,941      30,570      28,481
Operating income ..........       5,820       10,224       7,310       4,259       4,492
Net income ................       1,182        5,026       3,786       1,378       1,077
Basic net income per common
  stock (1)                        0.05         0.28        0.21        0.08        0.08
At year end December 31:
Total assets ..............      70,907       64,050      69,323      48,433      43,317
Long-term debts ...........       2,419           --          --          --       3,502

(1) Basic net income per common stock has been restated to reflect the recapitalization, merger under common control and one-for-four reverse split. As of December 31, 2003, the total number of shares of common stock issued and outstanding was 27,061,290 (27,511,291 on a fully diluted basis)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following is a discussion and analysis of the Company's financial position and results of operations for each of the three years in the period ended December 31, 2003. This commentary should be read in conjunction with the consolidated financial statements and the notes thereto which appears under
Item 8: Financial Statements and Supplementary Data.

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

      Revenues

Total revenues for the Company, which include revenues from communications terminal products, battery products, battery testing equipment and lease income, totaled $59,093,000 and $55,077,000 in 2003 and 2002, respectively, an increase of 7.3%. Revenues generated by our communications terminal products operations totaled $34,865,000 and $33,063,000 in 2003 and 2002, respectively, an increase of 14.9%, as a result of growth from the release of three new phone products, which generated sales of $3,875,000, and growth in existing phone sales of $1,010,000.

Revenues generated by our battery products operations totaled $13,360,000 and $10,680,000 in 2003 and 2002, respectively, an increase of 25.1%, as a result of
(i) establishing a new production base in Shenzhen. The new factory is occupying a total of 15,000 square feet which was designed to produce an annual capacity of 8 million lithium-ion cell phone batteries. The facilities were completed in November 2003. (ii) new product introduction and (iii) decreasing product prices in order to obtain increased unit volume sales.

Revenues generated by our battery testing equipment operations totaled $7,640,000 and $8,607,000 in 2003 and 2002, respectively, a decrease of 11.2%, as a result of that the Company's focus on developing high profit margin products. The company also focused on the battery production because the market is experience rapid growth and easier to expand its market position.

The company generated lease income from the leasing of telephone production equipment to Shenzhen Yu Da Fu Electronic Company Limited in 2003. We sold the asset to the leaser in December 2003. The company generated lease income of $116,000 and $987,000 during 2003 and 2002, respectively, a decrease of $871,000. The Company leased some capital equipment to its suppliers, who produces communication terminal products for the Company since 2001. At the beginning of 2003, the Company sold the equipment and reduced lease income and depreciation expense both by $871,000.

      Capital Expenditures

Capital expenditures for the company totaled $830,000 and $1,786,000 during 2003 and 2002, respectively. Expenditures relating to our communications terminal products operations totaled $383,000 and $829,000 during 2003 and 2002, respectively. During the year of 2003, we have gradually outsourced our manufacturing capabilities to other companies. As a result, our product cost reduced by 14.2% in 2003. As of forth quarter of 2004, we have completely outsourced our communications terminal products manufacturing capabilities. We are not planning on making any significant investment on capital assets. Our strategy is to leverage on our strength in distribution capabilities in China and open the European and U.S. market. Expenditures relating to our battery products operations totaled $394,000 and $724,000 during 2003 and 2002, respectively. The battery factory we established in Shenzhen was leased and the equipment was transferred from Wuhan. We did not make significant capital investment in expanding our production capabilities. Expenditures relating to our battery testing equipment operations totaled $53,000 and $233,000 during 2003 and 2002, respectively. The Company has decided on not to focus our resources on further developing this relatively low profit margin product line.

        Operating Expenses

Total operating expenses, which include manufacturing and other costs of sales, sales and marketing expense, general and administrative expense, research and development expense, depreciation and amortization expense, and other operating costs and expenses, totaled $53,273,000 and $44,838,000 in 2003 and 2002, respectively, an increase of 18.8%. Manufacturing and other costs of sales totaled $42,598,000 and $37,400,000 in 2003 and 2002, respectively, an increase of 13.9%.

Sales and marketing expenses, which include salesperson salaries and benefits, advertising expenses, and miscellaneous salespersons' expenses, totaled $2,199,000 and $2,039,000 in 2003 and 2002, respectively, an increase of 7.8%, mainly due to a $203,000 increase in advertising expenses that was partially offset by a decrease in other sales expenses.

General and administrative expenses, which include wages, administrative benefits and miscellaneous expenses, communication and office equipment, employee retirement plan fees and medical insurance, products sales tax, utilities, property insurance, middle agency expenses and bad debt reserve, totaled $2,495,000 and $2,190,000 in 2003 and 2002, respectively, an increase of 13.9%. The company spent $245,000 on promotion expenses in 2003, while other expenses all increased slightly at different levels.

Research and development expenses, which include wages and benefits of development personnel and raw material expenses during research and development, totaled $1,028,000 and $1,439,000 in 2003 and 2002, respectively, a decrease of 28.6%. The main reason for the decrease is that the production method has transformed to the method of OEM, and stop using 3% of the total sales revenue for research and development since November of 2003. The technology we used in the communications terminal products are mature technologies. We have grasped the core technologies for new products before 2003. During the year of 2003, we primarily used the R&D to improve existing products.

Depreciation and amortization expense totaled $557,000 and $1,384,000 in 2003 and 2002, respectively, a decrease of $827,000. During the year of 2003, we shift our production strategy to OEM methodology. As of December 2003, we outsourced all of our manufacturing capabilities. At the beginning of 2003, we sold some of our telephone manufacturing equipment that was leased to the supplier, S-M EGGA Tele. Communications for 7.82 million at its net the book value of the asset. No gain or loss was recorded. It reduced our annual depreciation expenses by $821,000. At the end of 2003, the Company also sold some telephone manufacturing assets for $726,000. The net book value of the asset was $695,000. We realized a gain of $31,000 on this transaction.

Other operating costs and expenses, which include stocks issuance costs, totaled $4,396,000 and $385,000 in 2003 and 2002, respectively. Please see the section on STOCK-BASED COMPENSATION herein for a discussion of the company's stock and stock option plans.

      Operating Income

Total operating income for 2003 totaled $5,820,000, or 9.8% of total revenue, compared to $10,239,000, or 18.6% of total revenue, for 2002. Communication terminal products operating income for 2003 totaled $4,750,000 compared to $4,308,000 for 2002. Battery products operating income for 2003 totaled $3,510,000 compared to $2,480,000 in 2002. Battery testing equipment operating income for 2003 totaled $1,108,000 compared to $2,144,000 in 2002.

      Operating Profit Margin

Communication terminal products operating profit margin for 2003 totaled 12.5% of communication terminal products revenue, compared to 12.4% of communication terminal products revenue for 2002. Battery products operating profit margin for 2003 totaled 26.3% of battery products revenue, compared to 23.2% of battery products revenue, for 2002. Battery testing equipment operating profit margin for 2003 totaled 14.5% of battery testing equipment revenue, compared to 24.9% of battery testing equipment revenue, for 2002. The profit margin for testing equipment decreased as a result of low demand and decreased price.

      Interest Expense

Interest expense totaled $1,023,000 and $1,602,000 during 2003 and 2002, respectively, a decrease $579,000. This decrease was due to reduced borrowed amount. The interest rate did not vary very much each year.

      Other Income, Net

Other net income, which includes rental revenue, bank deposit interest, bank service charges and remittance of the net income, sales income of raw material, and sales of fixed assets, totaled $707,000 and $295,000 in 2003 and 2002, respectively. The increase of $412,000 was due to increased rental income from leasing part of the building to other companies.

      Provision for Income Taxes

Provision for income taxes totaled $1,008,000 and $888,000 during 2003 and 2002, respectively, due to increased net income of our operation entities. Please refer to footnote 14 of the financial statements for a comprehensive discussion of the company's tax policies and benefits.

      Minority Interest

Minority interest expense totaled $3,314,000 and $3,010,000 in 2003 and 2002, respectively, as a result of increase in operating income from our operating subsidiaries. Please refer to the company's financial statements for a complete discussion of minority interests in its consolidated subsidiaries.

      Net   Profit

Net profit for the fiscal year ended December 31, 2003 totaled $1,182,000, or 2.0% of revenue, as compared to $5,034,000, or 9.1% of revenue, for the fiscal year ended December 31, 2002. The decrease is due to reduced profit margin in our testing equipment and the stock/option grant program established by the Company. The total non-cash compensation expense under the PS Plan was $3,997,000 and reduced our net income by $3,997,000.

Fiscal Year ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

        Revenues

Total revenues for the Company, which include revenues from communications terminal products, battery products, battery testing equipment and lease income, totaled $55,077,000 and $42,006,000 in 2002 and 2001, respectively, an increase of 31.1%.

Revenues generated by our communications terminal products operations totaled $34,865,000 and $33,513,000 in 2002 and 2001, respectively, an increase of 4.0%, as a result of new product introduction. We introduced five new models of cordless phones and twelve new models of corded phones to the market place in 2002. We also reduced the price of our phone products by 23.3% and increased our sales volume by 41.3%.

Revenues generated by our battery products operations totaled $10,680,000 and $2,301,000 in 2002 and 2001, respectively, an increase of 364%, as a result of rapidly growing demand for lithium and lithium-ion batteries and battery testing equipment. We also have quickly established our distribution network all around in China.

Revenues generated by our battery testing equipment operations totaled $8,607,000 and $6,301,000 in 2002 and 2001, respectively, an increase of 36.6%, as a result of increased number of battery manufactures and their demand for testing equipment.

The company generated lease income from the leasing of production machines of communication products. We acquired these machines for production use in 2001 and started to lease them to other manufacturers in 2002. The leaser was S-MEGGA Tele. Communications. The lease generates $987,000 annual lease income. The lease was for one year and renewable annually. The lease income for 2002 and 2001 are $987,000 and $0 respectively.

      Capital Expenditures

Total capital expenditures for the Company totaled $1,786,000 and $10,298,000 during 2002 and 2001, respectively.

Expenditures relating to our communications terminal products operations totaled $829,000 and $9,486,000 during 2002 and 2001, respectively, a decrease of 91.3%. A significant decrease was a result of purchase production machine in 2001 for $8,640,000. Expenditures relating to our battery products operations remained fairly steady, totaling $724,000 and $733,000 during 2002 and 2001, respectively.

Expenditures relating to our battery testing equipment operations totaled $233,000 and $79,000 during 2002 and 2001, respectively, and increase of 195%. This increase was the result of purchasing production equipment.

      Operating Expenses

Total operating expenses, which include manufacturing and other costs of sales, sales and marketing expense, general and administrative expense, research and development expense, depreciation and amortization expense, and other operating costs and expenses, totaled $44,838,000 and $34,685,000 in 2002 and 2001, respectively, an increase of 29.3%.

Sales and marketing expenses, which include salesperson salaries and benefits, advertising expenses, and miscellaneous salespersons' expenses, totaled $2,039,000 and $2,665,000 in 2002 and 2001, respectively, a decrease of 23.5%, due to the fact that we installed customer service centers in every primary sales representative's office.

General and administrative expenses, which include wages, administrative benefits and miscellaneous expenses, communication and office equipment, employee retirement plan fees and medical insurance, products sales tax, utilities, property insurance, professional expenses and bad debt reserve, totaled $2,190,000 and $1,648,000 in 2002 and 2001, respectively, an increase of 32.9%, due to increased uncollectible accounts receivables and increased wages and benefits.

Research and development expenses, which include wages and benefits of development personnel and raw material expenses during research and development, totaled $1,439,000 and $1,516,000 in 2002 and 2001, respectively, a decrease of 5.1%, due to the technology we used for our products are generally mature technology. Our R&D expenses are generally used for improving our existing technology.

Depreciation and amortization expense totaled $1,384,000 and $258,000 in 2002 and 2001, respectively. The increase of $1,126,000 is primarily due to the equipment purchased in 2001.

Other operating totaled $385,000 and $451,000 in 2002 and 2001, respectively, a decrease of 14.6%, due to penalties of the Company's drivers violating traffic rules.

      Operating Income

Total operating income for 2002 totaled $10,239,000, or 18.6% of total revenue, compared to $7,321,000, or 17.4% of total revenue, for 2001. Communication terminal products operating income for 2002 totaled $4,308,000 compared to $4,011,000 for 2001. Battery products operating income for 2002 totaled $2,480,000 compared to $596,000 for 2001. Battery testing equipment operating income for 2002 totaled $2,144,000 compared to $2,574,000 for 2001.

      Profit Margin

Total profit margins remained relatively stable with respect to the Company's communication terminal products and battery products. Communication terminal products operating profit margin for 2002 totaled 12.4% of communication terminal products revenue, compared to 12.0% of communication terminal products revenue for 2001. Battery products operating profit margin for 2002 totaled 23.2% of battery products revenue, compared to 25.9% of battery products revenue for 2001.

Battery testing equipment operating profit margin for 2002 totaled 24.9% of battery testing equipment revenue, compared to 41.6% of battery testing equipment revenue for 2001. During 2001, we experience very high demand of testing equipment and we are the only few companies who can make the testing equipment. As the competition getting intense, we had to lower our price to maintain volume of sales. As a result, our profit margin decreased.

      Interest Expense

Interest expense totaled $1,602,000 and $1,740,000 during 2002 and 2001, respectively, a decrease of 7.9%. This decrease was due to reduced borrow amount. Interest rate did not change very much from 2001 to 2002.

      Other Income, Net

Other net income, which includes rental revenue, bank deposit interest, bank service charges and remittance of the net income, sales income of raw material, and sales of fixed assets, totaled $295,000 and $1,603,000 in 2002 and 2001, a decrease of 81.6%. This decrease was due to change in special tax benefit in China. The returned tax benefit from the government is recorded in the other income section.

      Provision for Income Taxes

Provision for income taxes totaled $888,000 and $503,000 during 2002 and 2001, respectively, due to the discontinuation of certain tax benefits. Please refer to footnote 14 of the financial statements for a comprehensive discussion of the company's tax policies and benefits.

      Minority Interest

Minority interest expense totaled $3,010,000 and $2,890,000 in 2002 and 2001, respectively, as a result of increased net income from operating subsidiaries .

      Net   Profit

Net profit for the fiscal year ended December 31, 2002 totaled $5,034,000, or 9.1% of revenue, compared to $3,791,000, or 9.0% of revenue, for the fiscal year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the year of 2003, the Company generated cash of more than $32.6 million, which will be used to fund operation. The Company holds short-term debt of $11.8 million and long-term debt of $2.4 million maturing at the end of 2005. Over the last three years, the Company has maintained a policy of reducing outstanding debt, and has successfully reduced its outstanding debt balance each year. The short-term debt has to be repaid within twelve months each year and can generally be reborrowed for another twelve months. As of December 31, 2003, the Company has not made any additional, significant capital commitments payable over the next twelve months. The Company entered into a two-year operating lease agreement with Shenzhen OCT Real Estate Limited, with an annual rental payment of $28,747. The total rental space is approximately 12,000 square feet, with a maximum capacity of 8 million lithium-ion cell phone battery units. The Company does not anticipate experiencing significant liquidity problems in the next twelve months.

The Company has one outstanding promissory note in the amount of $7,662,000 with Dr. Kit Tsui, described in the discussion entitled "Certain Relationships and Related Party Transactions." The terms of the note do not provide for expiration or maturity, bearing no interest rate, and is payable in cash or the Company's common stock based on mutual agreement. The Company currently has debt obligation with six PRC banks.

                                BORROWING AMOUNT
BANK                                (US$ 000)       MATURITY  INTEREST RATE
--------------------------------------------------------------------------------
Shenzhen Development Bank                  2,965    5 Months    6.75%
China Industries and Commerce                726    4 Months    6.03%
Bank
China Enterprise Trust Bank                1,814    9 Months    5.36%
Guangdong Development Bank                 3,266    2 Months    5.84%
Xingye Bank                                3,024    3 Months    5.25%
Huaxia Bank                                2,419    13 Months   5.49%

Total                                     14,214


All of the above debt has no amortization schedule before maturity. The Company usually enters into another agreement with the banks when the debt is mature. The lenders are not affiliate of the Company.

The Company is not currently invested in any marketable securities. During the quarter ended December 31, 2003, it sold all of its the marketable securities, receiving $1,541,000, in order to pay down the Company's short-term debt. .

As of December 31, 2003, the Company had a current ratio of 1.58, net working capital of $21,383,000 and net equity of $18,983,000. During the fiscal year 2003, our net cash and cash equivalents increased by approximately $17,243,000, from approximately $15,364,000 as of December 31, 2002 to $32,607,000 as of December 31, 2003, an increase of approximately 212%. This increase was mainly attributable to the acquisition of Li Sun Power, which provided us with $12,579,000 in cash.

Net cash provided by operating activities during the fiscal year 2003 totaled approximately $10,505,000. The Company's primary use of cash was for the purchase of inventory and for the payment of the Value Added Tax that was imposed as a result of the decision of the government of Shenzhen to abolish a preferential tax policy.

Cash used in financing activities for the fiscal year 2003 totaled approximately $2,845,000, representing repayment of short-term debt. The Company used additional cash to pay interest of approximately $1,023,000 during the fiscal year 2003.

On September 21, 2003, the Company entered into a two-year operating lease with ShenZhen HuaQiao City Real Estate Limited, and is Estate Limited, leasing manufacturing space for an annual rental payment of $28,747. The total rental space is about 12,000 square feet, with a maximum capacity of approximately 12 million lithium-ion battery units. The annual revenue potentially generated by this facility is approximately $17,000,000.

Our goal of this year is to further reduce our debt. We are currently going through an asset divestiture plan. The Company will further sell some of it telephone manufacturing machines to pay back Dr. Kit Tsui's promissory note.

Other than as described above, on a recapitalization basis, there were no material changes in financial condition from the end of the preceding fiscal year to December 31, 2003.

Trends and Uncertainties

The Company's future resources will be focused primarily on the growing domestic and overseas battery products market, as it is increasing and presents a high profit margin for the Company. Specifically, the Company notes that the demand for lithium-ion batteries for cell phone usage has increased rapidly, and anticipates continued growth in 2004. Accordingly, it has established a factory in Shenzhen to meet the growing demand for lithium batteries.

The Company intends to maintain its current interest in its communication products segment, and, noting intense competition in the domestic market, anticipates expanding in the U.S. and European markets. In this regard, the Company has executed an agreement with Unical Enterprise Inc. valued at $20 million for the manufacture of Bell Phones. The Company has further outsourced its production capabilities, and has improved its profit margin commensurately.

The Company notes that demand for battery testing equipment decreased in 2003. Although the Company reduced the price for testing equipment, the Company did not experience offsetting sales volume. The Company notes further that this segment represents a product which is expensive to manufacture and maintains a more limited market, and, as a result, presents a lower profit margin. Accordingly, the Company has decided that it will not allocate additional capital in developing this segment and will gradually exit the battery testing market. The timing and rate of this exit has not yet been determined by the Company.

The Company is subject to a number of uncertainties which may affect the business and/or its operations adversely. The following is a generalized summary of risks and uncertainties faced by the Company, which may directly or Indirectly impact the Company's liquidity.

      Sovereign Risk

At present, substantially all of our operations, income, resources and personnel are located in or obtained from China and neighboring countries; our resources are denominated in Renminbi and converted to U.S. Dollars for financial reporting purposes; and our customers are located in Asia, North America, Europe and elsewhere. We face risks of nationalization, restrictions on currency exchange and asset transfer and similar sovereign risks over which we have no control. We believe that the probability of these risks being realized is highly unlikely. However, we intend to develop a plan for operating under those adverse circumstances to the extent possible, though we have not developed such plan as yet.

      Macroeconomic Factors

We are subject to macroeconomic factors such as interest rates, exchange rates, inflation rates, trade deficits and surpluses, budget deficits and surpluses, development of trading blocs such as the European Union, and similar factors over which we have no control. Changes in these factors could have material adverse effects on our financial performance and condition. We intend to implement adequate processes and controls as soon as possible so that we may plan for and operate under adverse conditions, though we have not made substantial progress in this area yet due to a lack of infrastructure and resources.

      Industry and Competitor Risks

Our annual revenue and operating results may fluctuate due to market conditions in the telecommunications industry. Products such as ours are often discretionary purchases, which consumers who are concerned about job losses or other economic factors may decide not to buy. We are uncertain about the extent, severity, and length of the economic downturn. If the economic conditions globally do not improve, or if we experience a worsening in the global economic slowdown, we may experience material negative effects on our business, operating results, and financial condition.

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

      Technological Risks

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

We are dependent on the development and acceptance of various technologies and standards, including those pertaining to the processes and methods upon which our products and services are made, operate or used. If our products fail to meet consumer, regulatory or other technologies, standards or expectations or we fail to keep pace with changes in consumer, regulatory or other technologies, standards or expectations, it may have a material adverse effect on our financial performance or condition.

      Political and Regulatory Risks

We are subject to federal, state and local regulatory risks, including, but not limited to, securities, antitrust, environmental, labor, permit/license, tax and other laws, ordinances and regulations. In the event that regulatory oversight or requirements were to increase or our ability to maintain or conform to the requirements was impaired or insufficient, the added operational and financial costs to meet such requirements may have a material adverse effect on our financial performance or condition.

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


OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS




========================================================================
   CONTRACTUAL
   OBLIGATIONS
 (US$ IN MILLION)                     PAYMENTS DUE BY PERIOD
========================================================================
                          TOTAL       LESS                        MORE
                                      THAN     1-3      3-5      THAN 5
                                     1 YEAR    YEARS    YEARS    YEARS
========================================================================
Long term Debt              2.42        --      2.42
========================================================================
Operating Lease             0.069     0.042     0.027
Obligations
========================================================================
Other Long-Term
Liabilities
Reflected on the            0         0         0
========================================================================
Company's Balance
Sheet under GAAP
========================================================================
             TOTAL          2.49      0.042     2.45
========================================================================


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

The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's judgment. Any changes in key assumptions about the Company's businesses and their prospects, or changes in market conditions, could result in an impairment change. No impairment loss was recognized as of December 31, 2003.

Equity Compensation Plan

The Company operates an equity compensation
Stock compensation plan, please refer to note 3 to financial statement. [- what is this?]

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our operations are located in China and most of our sales revenues are earned in China, therefore we are not exposed to risks relating to fluctuating currencies or exchange rates. As of December 31, 2003, our bank debt earned interest at a fixed rate.


ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                    Consolidated Financial Statements
                                    INDUSTRIES INTERNATIONAL, INCORPORATED
                                    Years ended December 31, 2003, 2002 and 2001

INDUSTRIES INTERNATIONAL, INCORPORATED

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     Report of Independent Certified Public Accountants                   F-1

     Consolidated Statements of Operations                                F-2

     Consolidated Balance Sheets                                          F-3

     Consolidated Statements of Changes in Stockholders' Equity and       F-4
          Comprehensive Income / Loss

     Consolidated Statements of Cash Flows                                F5

     Notes to Consolidated Financial Statements                         F6 - F35

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of INDUSTRIES INTERNATIONAL, INCORPORATED


We have audited the accompanying consolidated balance sheets of Industries International, Incorporated and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, consolidated statements of changes in stockholders' equity and comprehensive income / loss and consolidated statements of cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industries International, Incorporated and its subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


MOORES ROWLAND MAZARS
Chartered Accountants
Certified Public Accountants
Hong Kong

Date: March 30, 2004

INDUSTRIES INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
(amount in thousands, except per share data)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                 Note        2003          2003        2002        2001
                                                                              USD           RMB         RMB         RMB
OPERATING REVENUES
Net sales                                                                  58,977       487,571     447,175     347,274
Rental income                                                                 116           960       8,160           -
                                                                       ------------  ----------- ----------- ------------

Total operating revenues                                          16       59,093       488,531     455,335     347,274
                                                                       ------------  ----------- ----------- ------------

OPERATING EXPENSES
Manufacturing and other costs of sales                                     42,598       352,165     309,197     232,692
Sales and marketing                                                         2,199        18,178      16,855      22,030
General and administrative                                                  2,495        20,630      18,109      13,624
Research and development                                                    1,028         8,501      11,893      12,534
Depreciation and amortization                                                 557         4,605      11,445       2,136
Other operating costs and expenses                                          4,396        36,336       3,184       3,732
                                                                       ------------  ----------- ----------- ------------

Total operating expenses                                                   53,273       440,415     370,683     286,748
                                                                       ------------  ----------- ----------- ------------

OPERATING INCOME                                                            5,820        48,116      84,652      60,526
Interest expenses                                                          (1,023)       (8,458)    (13,244)    (14,386)
Other income, net                                                             707         5,843       2,436      13,255
                                                                       ------------  ----------- ----------- ------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST                            5,504        45,501      73,844      59,395
Provision for income taxes                                        14       (1,008)       (8,334)     (7,341)     (4,162)
                                                                       ------------  ----------- ----------- ------------

INCOME BEFORE MINORITY INTEREST                                             4,496        37,167      66,503      55,233
Minority interest in income of consolidated subsidiaries                   (3,314)      (27,397)    (24,884)    (23,889)
                                                                       ------------  ----------- ----------- ------------

NET INCOME                                                                  1,182         9,770      41,619      31,344
                                                                       ============  =========== =========== ============


Earnings per share:
Basic weighted average number of common stock outstanding                  21,623        21,623      18,007      18,007
                                                                       ============  =========== =========== ============

Basic net income per common stock                                            0.05          0.45        2.31        1.74
                                                                       ============  =========== =========== ============


The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIES INTERNATIONAL, INCORPORATED

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------
(amount in thousands)


                                                                                        AS OF DECEMBER 31,
                                                                           ---------------------------------------------
                                                                                  2003             2003             2002
                                                                   Note            USD              RMB              RMB
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                       32,607          269,567          127,019
Marketable securities                                                6               -                -           12,603
Guaranteed investment contract                                                   1,210           10,000           10,000
Accounts receivable, net                                                        19,034          157,360          137,591
Due from related parties                                                         1,821           15,047           13,969
Due from director and employees                                                      -                -              188
Inventories                                                          7           3,064           25,330           36,786
Plant and equipment held for sales                                                   -                -           64,644
Prepaid expenses and other current assets                                        2,274           18,802           33,906
                                                                           ------------     -------------    -----------
TOTAL CURRENT ASSETS                                                            60,010          496,106          436,706
Goodwill                                                           2 (c)         1,761           14,556              591
Property, plant and equipment, net                                   8           9,136           75,528           93,037
                                                                           ------------     -------------    -----------

TOTAL ASSETS                                                                    70,907          586,190          530,334
                                                                           ============     =============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Debts maturing within one year                                      10          11,795           97,511          141,025
Accounts payable - trade                                                         7,142           59,041           54,269
Due to related parties                                                              19              154            1,508
Due to principal stockholder                                                     7,821           64,654           66,354
Other payable                                                                    5,420           44,805           44,800
Tax payable                                                                        967            7,998           11,757
Accrued expenses and other accrued liabilities                                   4,883           40,374           43,935
                                                                           ------------     -------------    -----------

TOTAL CURRENT LIABILITIES                                                       38,047          314,537          363,648
                                                                           ------------     -------------    -----------

NON-CURRENT LIABILITIES
Long-term debts                                                     10           2,419           20,000                -
                                                                           ------------     -------------    -----------

MINORITY INTERESTS IN CONSOLIDATED SUBSIDIARIES                                 10,878           89,928           70,238
                                                                           ------------     -------------    -----------

COMMITMENTS AND CONTINGENCIES                                       18               -                -                -

STOCKHOLDERS' EQUITY:
Common stock                                                        11           1,102            9,103            5,969

Additional paid-in capital                                                      18,750          155,020                -
Deferred stock compensation                                         15         (12,500)        (103,337)               -
Dedicated reserves                                                               3,479           28,751           21,338
Retained earnings                                                                8,732           72,188           69,831
Accumulated other comprehensive loss                                                 -                -             (690)
                                                                           ------------     -------------    -----------
Total stockholders' equity                                                      19,563          161,725           96,448
                                                                           ------------     -------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      70,907          586,190          530,334
                                                                           ============     =============    ===========

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIES INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME / LOSS
--------------------------------------------------------------------------------
(amount in thousands, except share data)

                                                  COMMON STOCK
                                          -----------------------------

                                                                          ADDITIONAL       DEFERRED
                                             NUMBER OF                     PAID-IN          STOCK         DEDICATED
                                              SHARES         AMOUNT        CAPITAL       COMPENSATION      RESERVES
                                            ----------     ----------     ----------      ----------      ----------
                                                               RMB           RMB             RMB             RMB
BALANCE AT JANUARY 1, 2001                  18,007,330          5,969             --              --           7,709

Comprehensive income:
Net income                                          --             --             --              --              --
Other comprehensive loss
   Net unrealizable loss on marketable
        securities                                  --             --             --              --              --


Total comprehensive income


Transfer to dedicated reserves                      --             --             --              --           6,853
                                            ----------     ----------     ----------      ----------      ----------

BALANCE AT DECEMBER 31, 2001                18,007,330          5,969             --              --          14,562
Comprehensive income:
Net income                                          --             --             --              --              --
Other comprehensive loss
   Net unrealizable loss on marketable
        securities                                  --             --             --              --              --


Total comprehensive income


Transfer to dedicated reserves                      --             --             --              --           6,776
                                            ----------     ----------     ----------      ----------      ----------

BALANCE AT DECEMBER 31, 2002                18,007,330          5,969             --              --          21,338

Comprehensive income:
Net income                                          --             --             --              --              --
Other comprehensive loss
   Realization of loss on disposal of
      marketable securities                         --             --             --              --              --


Total comprehensive loss


Transfer to dedicated reserves                      --             --             --              --           7,413
Acquisition of net liabilities of  IDUL
  (Note 4)                                   1,249,215            414           (547)             --              --
Issuance of stock for acquisition of
  minority interest in subsidiary              665,860            221         21,851              --              --
Issuance of stock to employee under
  Equity Incentive Plan 2003                 2,525,500            837         68,592         (69,429)             --
Issuance of stock to non-employee under
  Equity Incentive Plan 2003                 5,013,385          1,662         12,024              --              --
Issuance of stock & stock option under
  principal stockholder plan                        --             --         53,100         (43,824)             --
Amortization of deferred stock
  compensation                                      --             --             --           9,916              --
                                            ----------     ----------     ----------      ----------      ----------
BALANCE AT DECEMBER 31, 2003                27,461,290          9,103        155,020        (103,337)         28,751
                                            ==========     ==========     ==========      ==========      ==========

                                                             ACCUMULATED
                                                               OTHER
                                               RETAINED     COMPREHENSIVE
                                               EARNINGS      INCOME (LOSS)              TOTAL
                                              ----------      ----------      --------------------------
                                                  RMB            RMB              RMB            USD
BALANCE AT JANUARY 1, 2001                        10,497             394          24,569           2,974
                                                                              ----------      ----------
Comprehensive income:
Net income                                        31,344              --          31,344           3,792
Other comprehensive loss
   Net unrealizable loss on marketable
        securities                                    --            (771)           (771)            (94)
                                                                              ----------      ----------

Total comprehensive income                                                        30,573           3,698
                                                                              ----------      ----------

Transfer to dedicated reserves                    (6,853)             --              --              --
                                              ----------      ----------      ----------      ----------

BALANCE AT DECEMBER 31, 2001                      34,988            (377)         55,142           6,672
Comprehensive income:
Net income                                        41,619              --          41,619           5,036
Other comprehensive loss
   Net unrealizable loss on marketable
        securities                                    --            (313)           (313)            (38)
                                                                              ----------      ----------

Total comprehensive income                                                        41,306           4,998
                                                                              ----------      ----------

Transfer to dedicated reserves                    (6,776)             --              --              --
                                              ----------      ----------      ----------      ----------

BALANCE AT DECEMBER 31, 2002                      69,831            (690)         96,448          11,670
                                                                              ----------      ----------
Comprehensive income:
Net income                                         9,770              --           9,770           1,182
Other comprehensive loss
   Realization of loss on disposal of
      marketable securities                           --             690             690              84
                                                                              ----------      ----------

Total comprehensive loss                                                          10,460           1,266
                                                                              ----------      ----------

Transfer to dedicated reserves                    (7,413)             --              --              --
Acquisition of net liabilities of  IDUL
  (Note 4)                                            --              --            (133)            (16)
Issuance of stock for acquisition of
  minority interest in subsidiary                     --              --          22,072           2,670
Issuance of stock to employee under
  Equity Incentive Plan 2003                          --              --              --              --
Issuance of stock to non-employee under
  Equity Incentive Plan 2003                          --              --          13,686           1,653
Issuance of stock & stock option under
  principal stockholder plan                          --              --           9,276           1,122
Amortization of deferred stock
  compensation                                        --              --           9,916           1,198
                                              ----------      ----------      ----------      ----------
BALANCE AT DECEMBER 31, 2003                      72,188              --         161,725          19,563
                                              ==========      ==========      ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIES INTERNATIONAL, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(amount in thousands)



                                                                                YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------------
                                                                    2003         2003          2002          2001
                                                                     USD          RMB           RMB           RMB
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME                                                          1,182         9,770        41,619        31,344
Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                                    1,880        15,551        23,528        12,452
   Minority interest in net income of
      consolidated subsidiaries                                     3,314        27,397        24,884        23,889
   Non-cash compensation costs                                      3,979        32,879            --            --
   Provision for doubtful accounts                                    213         1,767           924            --
   Net loss on sales, disposal or impairment
      of long-lived assets and marketable
      securities, net                                                 128         1,057         2,686         4,531
Changes in assets and liabilities, net
  of effects from acquisitions:
   Accounts receivable, net                                        (2,605)      (21,536)       (9,729)        2,590
   Inventories, net                                                 1,386        11,456        18,631        24,185
   Due from related parties                                          (130)       (1,078)        3,438        54,572
   Due from directors and employees                                    22           188         4,123        (2,608)
   Prepaid expenses and other current assets                        1,827        15,104       (12,042)        1,453
   Accounts payable - Trade                                           577         4,772        (4,831)      (18,173)
   Due to principal stockholder                                      (205)       (1,700)           --        (1,305)
   Due to related parties                                            (163)       (1,354)       (7,278)      (72,213)
   Tax payable                                                       (454)       (3,759)        3,361        (5,369)
   Accrued expenses and other accrued liabilities                    (446)       (3,690)       (1,375)        4,558
                                                                 --------      --------      --------      --------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                       10,505        86,824        87,939        59,906
                                                                 --------      --------      --------      --------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Acquisition of subsidiaries, net of cash                            --            --            --        41,035
   Acquisition of marketable securities                                --            --            --          (954)
   Acquisition of guaranteed investment contract                       --            --       (10,000)           --
   Purchase of property, plant and equipment                         (830)       (6,863)      (14,768)      (85,134)
   Proceeds on disposal of marketable securities                    1,541        12,737            --            --
   Proceeds on disposal of property, plant and equipment            8,877        73,364            81            --

                                                                 --------      --------      --------      --------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              9,588        79,238       (24,687)      (45,053)
                                                                 --------      --------      --------      --------

CASH FLOWS USED IN FINANCING ACTIVITIES
   Borrowings of short-term debt                                   11,799        97,511        24,620        45,182
   Repayments of short-term debt                                  (17,064)     (141,025)     (101,787)           --
   Borrowings of long-term debt                                     2,420        20,000            --            --
                                                                 --------      --------      --------      --------

   NET CASH FROM (USED IN) FINANCING ACTIVITIES                    (2,845)      (23,514)      (77,167)       45,182
                                                                 --------      --------      --------      --------

NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS              17,248       142,548       (13,915)       60,035
CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR                15,359       127,019       140,934        80,899
                                                                 --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR                      32,607       269,567       127,019       140,934
                                                                 ========      ========      ========      ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the fiscal year for:
   Income tax                                                         374         3,093         8,927         3,375
   Interest                                                         1,023         8,459        13,143        15,357
                                                                 ========      ========      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands, except share data)


1.    DESCRIPTION OF BUSINESS

      Industrial International, Inc., ("IDUL"), a Nevada corporation, incorporated under the laws of the state of Nevada on January 11, 1991. IDUL was accepted for quotation on the OTC Bulletin Board on December 7, 2001 and organized originally for the purpose of proposing, planning and developing a golf course in either Moapa area or Overton Valley area in Nevada.

      As described in Note 2 below, prior to the reorganization with Broad Faith Limited ("BFL"), a company incorporated under the International Business Companies Act of the British Virgin Islands on February 10, 2003, IDUL was a development stage company, which, other than a proposed golf course project in Nevada, has had no operations. After recapitalization, IDUL exited the development stage in the quarter ended March 31, 2003.

      IDUL and its subsidiaries (collectively referred to as the "Company") are principally engaged in the development, production and distribution throughout China of communications terminal products, mainly corded and cordless telephones which are sold under the trademark, Wondial (TM) through a 69.5296% owned affiliate, Shenzhen Wonderland Communication Science & Technology Company Limited ("Wondial") and battery testing equipment and battery products through a 72.84% owned affiliate, Wuhan Lixing Power Sources Company Limited ("WLPS").

2.    BASIS OF PRESENTATION AND REORGANIZATION

      a)    Recapitalization

      Effective February 10, 2003, pursuant to an Amended and Restated Agreement and Plan of Share Exchange, IDUL merged with an operating entity, BFL, resulting in the stockholders and management of BFL having actual and effective control of IDUL.

      For accounting purposes, the transaction has been treated as a recapitalization of BFL with IDUL being the legal survivor and BFL being the accounting survivor and the operating entity. These transactions are considered as capital transactions in substance rather than business combinations. That is, the historical financial statements prior to February 10, 2003 are those of BFL, even though they were labeled as those of IDUL.

      The recapitalization transaction was effected by an exchange of stock under which the sole stockholder of BFL, Mr. Tsui Kit, had exchanged all of the outstanding shares (2 shares) of BFL for 14,065,972 new shares of IDUL.

      In the recapitalization, historical stockholders' equity of the accounting acquirer, BFL, prior to the merger was retroactively restated for the equivalent number of shares received (14,065,972 shares) in the merger with an offset to additional paid-in capital. Retained earnings of the accounting survivor, BFL, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, BFL. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, IDUL. Following the recapitalization, IDUL held 100% of the issued and outstanding shares of BFL and Mr. Tsui Kit (and/or his designees) became the principal stockholder of IDUL.

INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands, except share data)


2.    BASIS OF PRESENTATION AND REORGANIZATION (CONTINUED)

      b)    Merger under common control

      On May 14, 2003, IDUL acquired all issued and outstanding shares of Li Sun Power International Limited ("LPI"), a company incorporated in the British Virgin Islands on September 19, 2000, from Mr. Tsui Kit, who is the majority stockholder of IDUL as well as the Chief Executive Officer and a director of IDUL. By acquiring the capital stock of LPI, IDUL becomes the beneficial owner of LPI's approximately 72.84% interest in WLPS, a leading lithium and lithium-ion battery manufacturer in PRC. The acquisition of LPI is intended to enhance the Company's consolidated competitive position in both telephone and battery markets in PRC. The consideration for the merger was 3,941,358 restricted shares of common stock of IDUL and obligation of USD7,662, which shall be in the form of a promissory note payable in cash or common stock of IDUL at the discretion of IDUL.

      Since IDUL acquired shares in LPI from its controlling stockholder, Mr. Tsui Kit, the transaction was considered a transfer among companies under common control. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combination" (Appendix D), the method of accounting for such transfer of equity interests was similar to pooling of interest method and the acquisition is reflected as if it had occurred at the beginning of the earliest period presented.

      The entire 3,941,358 restricted shares of common stock of IDUL was considered outstanding from the beginning of the period and recorded at the carrying amount of the net assets of LPI, without regard to the fair value of the stock. The obligation of USD7,662 to Mr. Tsui Kit was recorded as due to a principal stockholder of the Company as of the beginning of the earliest period presented. See "Recent issued accounting pronouncements" within Note 3 below for the adoption of SFAS No. 150.

INDUSTRIES INTERNATIONAL, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
(amount in thousands, except share data)


2.    BASIS OF PRESENTATION AND REORGANIZATION (CONTINUED)

      c)    Business combination

      The following combination occurred during the fiscal year 2003:

      Purchase acquisition

      On June 10, 2003, IDUL's ownership in Wondial increased from 65.2924% to 69.5296%, as a result of IDUL acquiring 4,000,000 outstanding shares of Wondial's common stock from a third party. IDUL issued 665,860 restricted shares of common stock of IDUL, for a value of USD2,670, which was based on closing market price of USD 4 on March 28, 2003 and recorded a premium in excess of fair value of net assets of Wondial of Rmb 13,965. The changes in the carrying amount of goodwill as of December 31, 2003 are as follows:

                                   COMMUNICATION    BATTERY AND
                                        TERMINAL        RELATED
                                        PRODUCTS        PRODUCTS                  TOTAL
                                             RMB             RMB            RMB            USD
Balance as of January 1, 2003                   --            591            591             72
Goodwill acquired during the period         13,965             --         13,965          1,689
                                            ------         ------         ------         ------

Balance as of December 31, 2003             13,965            591         14,556          1,761
                                            ======         ======         ======         ======


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

      The first step is to identify a potential impairment, and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit exceeds its estimated fair value. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's judgment. Any changes in key assumptions about the Company's businesses and their prospects, or changes in market conditions, could result in an impairment change. No impairment loss was recognized as of December 31, 2003.

      The additional interests of 4.2372% Wondial, as described above, is held by a wholly-owned affiliate of IDUL, Sunbest Industrial Limited ("SIL"), a limited liability company incorporated in the British Virgin Islands on February 3, 2003. SIL has authorized and outstanding common stock of 50,000 shares and 1 share of United States one dollar par value each respectively. The outstanding common stock was issued to IDUL on March 10, 2003. SIL has had no operation since its incorporation up to June 10, 2003 and is used as an investment holding company of the 4.2372% interest in Wondial.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ACCOUNTING PRINCIPLES

      The consolidated financial statements and accompanying notes are presented in Renminbi and prepared in accordance with generally accepted accounting principles in the United States of America ("USGAAP").

      BASIS OF CONSOLIDATION

      The accompanying consolidated financial statements include the accounts of IDUL and its subsidiaries in which IDUL has a controlling financial interest. See "Basis of financial statements presentation and reorganization" within Note 2 above for more information on the basis of presentation of the consolidated financial statements.

      All significant intercompany accounts and transactions have been eliminated upon combination.

      REVENUE RECOGNITION

      Net sales represent the invoiced value of goods, net of value-added tax ("VAT"), returns and sales incentive. Wondial makes sales to distributors in first-tier distribution channels. These distributors then arrange to sell products to second-tier distribution channels or directly to consumer. These first-tier distributors are generally given privileges to good credit terms but at the same time they are responsible for marketing and repairing the products. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. The Company adopts a policy of including handling costs incurred for finished goods, which are not significant, in the sales and marketing expenses. The handling costs for the fiscal years ended December 31, 2003, 2002 and 2001 were Rmb 703, Rmb1,431 and Rmb977, respectively. The Company accrues for warranty costs, sales returns and other allowances based on its experience.

      During 2003 and 2002, Wondial offers a customer ("distributor") a rebate ("sales incentive") of a specified amount of cash consideration that is redeemable only if the customer completes a specified cumulative level of purchases. The Company recognizes the cost of the offer in a systematic and rational manner over the period in which the underlying revenue transactions that qualify the distributor for the sales incentive take place. According to EITF Issue No.01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)", such sales incentive is treated as a reduction of revenue.

      RESEARCH AND DEVELOPMENT

      All cost of research and development activities are expensed as incurred.

      ADVERTISING AND PROMOTION COSTS

      Advertising and promotion costs are expensed when the advertisement or commercial appears in the selected media. Advertising and promotion expenses for the fiscal years ended December 31, 2003, 2002 and 2001 were Rmb 7,663, Rmb 6,710 and Rmb 15,445, respectively and are included in sales and marketing expense in the consolidated statements of operations.

      INCOME TAXES

      Provision for income and other related taxes has been provided in accordance with the tax rates and laws in effect in PRC.

      The Company did not carry on any business and did not maintain any branch office in the United States of America. No provision for withholding or U.S. federal income taxes or tax benefits on the undistributed earnings and / or losses of the Company has been provided as the earnings of the Company, in the opinion of the management, will be reinvested indefinitely.

      Income tax expense is computed based on pre-tax income included in the consolidated statement of operation. Income taxes have been provided, using the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and tax bases assets and liabilities and their reported amounts. The tax consequences of those differences are classified as current or non-current based upon the classification of the related assets or liabilities in the consolidated financial statements.

      CASH EQUIVALENTS

      Cash equivalents include all highly liquid investments, generally with original maturities of three months or less that are readily convertible to known amount of cash and are so near maturity that they represent insignificant risk of changes in value because of changes in interest rates.

      MARKETABLE SECURITIES

      Marketable securities designated as available-for-sale, whose fair values are readily determinable, are carried at fair value with unrealized gains or losses included are a component of accumulated other comprehensive income. Equity securities classified as trading securities as carried at fair value with unrealized gains or losses included in income. Realized gains and losses are determined on the average cost method and reflected in income.

      INVENTORIES

      All inventories are stated at the lower of weighted average cost or market. Potential losses from obsolete and slow-moving inventories are provided for when identified. Costs of work-in-progress and finished goods are composed of direct materials, direct labor and an attributable portion of manufacturing overheads.

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

      When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the year of disposition as an element of other income, net.

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

      OPERATING LEASES

      Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables and payables under operating leases are recognized as income and expenses respectively on the straight-line basis over the lease terms.

      EARNINGS PER SHARE

      The basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during each period as restated as a result of the recapitalization, merger under common control and one-for-four reverse split, as described in Notes 2 and 11 respectively. The computation of diluted earnings per share is same to the computation of basic earnings per share except that the weighted-average number of shares outstanding is adjusted to include estimates of additional shares that would be issued if potentially dilutive common stocks had been issued. In addition, income available to common stockholders is adjusted to include any changes in income or loss that would result from the assumed issuance of the dilutive common stocks. There were no dilutive securities outstanding during any of the years.

      FOREIGN CURRENCY TRANSLATION

      The Company considers Renminbi as its functional currency as a substantial portion of the Company's business activities are based in Renminbi.

      Transactions in currencies other than functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are dealt with in the consolidated statement of operation.

      For the convenience of the readers of these consolidated financial statements, translation of amounts from Renminbi (Rmb) into United States dollars (USD) has been made at the exchange rate of USD 1.00 = RMB8.287. No representation is made that the Renminbi amounts could have been or could be converted into the United States dollars at the rates or at any other rates on December 31, 2003.

      USE OF ESTIMATES

      The preparation of the consolidated financial statements in conformity with USGAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation and amortization, inventory allowance, taxes and contingencies.

      ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Accounts receivable are stated at the amount billed to customers plus any accrued and unpaid interest. The Company recognizes allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectible. The Company's estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Interest income and late fees on impaired receivables are recognized only when payments are received. Accounts receivable are presented net of an allowance for doubtful accounts of Rmb 14,487 and Rmb 12,720 as of December 31, 2003 and 2002 respectively.

      STOCK-BASED COMPENSATION

      The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in APB 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. Compensation cost for stock-based compensation is measured as the excess, if any, of the market price of its common stock at the date of grant over an amount that must be paid to acquire the stock. Deferred compensation cost on restricted stock awards is shown as a reduction to stockholder's equity and recognized over the requisite vesting periods.

      The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 "Accounting for Stock-Based Compensation" and EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The stock-based awards are measured on the earlier of (1) the performance commitment date or (2) the date the services required under the arrangement have been completed and recognized on the cliff vesting basis.

      Restricted stocks are nontransferable and subject to forfeiture for periods prescribed by the Company. The employee's right to the full enjoyment of the stock is conditioned on future performance of services or on continued employment. When restricted stock is forfeited (the employee terminates prior to the lapsing of restrictions), compensation cost previously recognized is reversed and any unrecognized compensation is charged back to additional paid-in capital.

      SFAS No.123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS No.123 as follows.

                                                                             YEAR ENDED DECEMBER 31,
                                                                       2003        2003         2002       2001
                                                                        USD         RMB          RMB        RMB
         Net income:
            As reported                                               1,182       9,770       41,619     31,344
            Total stock-based compensation expense                      (45)       (372)           -          -
                                                                 -----------  ----------   ---------  ----------

            Pro forma                                                 1,137       9,398       41,619     31,344
                                                                 ===========  ==========   =========  ==========

         Basic net income per share
            As reported                                                0.05        0.45         2.31       1.74
                                                                 ===========  ==========   =========  ==========

            Pro forma                                                  0.05        0.43         2.31       1.74
                                                                 ===========  ==========   =========  ==========

      RELATED PARTIES

      Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how a company classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

      As described in Note 2(b), the consideration for the acquisition of LPI includes an amount of USD 7,662, which shall be settled either in the form of promissory note payable in cash or common stock of IDUL at the discretion of IDUL and this obligation to Mr. Tsui Kit was recorded as due to a principal stockholder of IDUL. On the adoption of SFAS No. 150, the carrying amount of such consideration was measured at their fair values.

4.    EARNINGS PER SHARE

      Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization, merger under common control and one-for-four reverse split, as described in Notes 2 and 11.

      The 14,065,972 and 3,941,358 shares, in connection with the recapitalization and merger under common control were included in the computation of earnings per share as if outstanding at the beginning of each period presented and 1,249,215 shares, being the outstanding stock of IDUL as of February 10, 2003, were treated as issued on February 10, 2003 for the historical net monetary liability of IDUL before recapitalization, Rmb 133.

      Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings per share computations also include the dilutive impact of options to purchase common stock which were outstanding during the period calculated by the "treasury stock" method. The performance-based unvested stock which is contingent upon satisfying conditions are not included in the computation of diluted earnings per share until all conditions for issuance are met.

      As described in Note 15(1)(a), options to purchase 425,000 shares of common stock of IDUL was not included in the computation of diluted earnings per share becacuse the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect of employee stock options is anti-dilutive as to earnings per share. IDUL had no common equivalent shares with a dilutive effect for any period presented, therefore basic and diluted earnings per share are the same.

5.    OPERATING RISKS

      (A)   COUNTRY RISKS

      The Company may be exposed to the risks as a result of its sales operation being related in PRC. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company's results may be adversely affected by change in the political and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company's management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

      (B)   CASH AND TIME DEPOSITS

      The Company maintains its cash balances and investments in time deposits with various banks and financial institutions located in PRC. In common with local practice, such amounts are not insured or otherwise protected should the financial institutions be unable to meet their liabilities. There has been no history of credit losses. There are neither material commitment fees nor compensating balance requirements for all outstanding loans of the Company.

6.    MARKETABLE SECURITIES

      The aggregate cost, gross unrealized losses and fair value pertaining to available-for-sales securities are as follows:

                                                AS OF DECEMBER 31,
                                      ----------------------------------------
                                            2003          2003           2002
                                             USD           RMB            RMB

        Cost                                   -             -         12,971
        Gross unrealized losses                -             -           (368)
                                      -----------    ----------    -----------

        Fair value                             -             -         12,603
                                      ===========    ==========    ===========


      During the fiscal year 2003, all marketable securities were sold for proceeds of Rmb12,737 and resulted in an insignificant realized gain. The realized and unrealized loss of Rmb690 and Rmb313 was recorded for the years ended December 31, 2003 and 2002 respectively. Net unrealized loss reported as a separate component of accumulated other comprehensive income
      (loss) was Rmb313 at of December 31, 2002.

7.    INVENTORIES

      Inventories comprise the following:

                                             AS OF DECEMBER 31,
                                   ----------------------------------------
                                         2003           2003          2002
                                          USD            RMB           RMB

        Raw materials                     891          7,362        24,806
        Work-in-progress                  634          5,243         5,838
        Finished goods                  1,539         12,725         6,142
                                   -----------    -----------     ---------

                                        3,064         25,330        36,786
                                   ===========    ===========     =========


8.    PROPERTY, PLANT AND EQUIPMENT, NET

      Property, plant and equipment is summarized as follows:


                                        Estimated useful
                                         life (in years)                 AS OF DECEMBER 31,
                                                            ------------------------------------------
                                                                  2003            2003           2002
                                                                   USD             RMB            RMB
        Buildings                              35                5,613          46,396         45,438
        Moulds                                3 - 5              1,802          14,908         18,913
        Plant and machinery                  5 - 10              5,949          49,167         62,246
        Electronic equipment                    5                1,633          13,492         13,510
        Motor vehicles                        5 - 8                935           7,728          7,623
                                                            -----------     -----------    -----------
                                                                15,932         131,691        147,730

        Accumulated depreciation                                (6,796)        (56,163)       (54,693)
                                                            -----------     -----------    -----------

                                                                 9,136          75,528         93,037
                                                            ===========     ===========    ===========

9.    BANKING FACILITIES

      The Company had various lines of credit under banking facilities as follows:

                                            AS OF DECEMBER 31,
                               ----------------------------------------------
                                      2003              2003            2002
                                       USD               RMB             RMB
   FACILITIES GRANTED
   Committed credit lines           14,210           117,511         152,025
                               =============    =============    ============

   UTILIZED
   Committed credit lines           14,210           117,511         141,025
                               =============    =============    ============

   UNUTILIZED FACILITIES
   Committed credit lines                -                 -          11,000
                               =============    =============    ============


      There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

      Under the banking facilities arrangements, the Company's banking facilities amounted to Rmb 15,000 as of December 31, 2003 and 2002 were collateralized by guarantees of a Shenzhen city government sponsored corporation, namely Shenzhen Hi-Tech Investment Company Limited ("SHTI", which assists hi-tech companies in Shenzhen to obtain working capital). Each year, Wondial has to report their financial positions for the year to SHTI which will assess the extent of assistance to Wondial.

      As of December 31, 2003 and 2002, the short-term loans of Rmb 6,000 and Rmb 29,000 were collateralized by corporate guarantees provided by a company controlled by Mr. Tsui Kit and pledge of the Company's property at a carrying value of Rmb 27,541 respectively. Details of guarantees with related party were disclosed in Note 17 below.

10.   DEBTS

      a)    Debts maturing within one year

      Debts maturing within one year represented mainly short-term bank loans and were summarized as follows:



                                        WEIGHTED-AVERAGE    OUTSTANDING DEBTS MATURING
                                         INTEREST RATES          WITHIN ONE YEAR
                                      ------------------    -----------------------------
                                                  %             USD                 RMB
        As of December 31,
            2003                               5.80          11,790              97,511
            2002                               6.92          17,053             141,025

      b)    Long-term liabilities

      Long-term debts consisted primarily of bank loans and were summarized as follows


                                   INTEREST RATE          MATURITY      OUTSTANDING LOAN AMOUNTS
                                   --------------    --------------     --------------------------
                                               %                              USD             RMB
        As of December 31,
            2003                            5.49       2003 - 2005          2,419          20,000
            2002                               -                                -               -


      The interests on amounts borrowed under the various loan agreements are at market rates.

11.   COMMON STOCK

      As of December 31, 2002, the authorized capital of IDUL is USD200 divided into 5,000,000 shares of common stock, par value US dollar 0.04 par value, with one vote for each share.

      As described in Notes 2(a) and 4 above, on February 10, 2003, 1,249,215 shares, represented by the outstanding shares of IDUL before recapitalization, were issued and offset against the additional paid-in capital, for the historical book value of net monetary liability of IDUL before recapitalization, Rmb 133.

      On April 10, 2003, IDUL amended and restated its Articles of Incorporation to authorize 125,000,000 shares of common stock and 2,500,000 shares of preferred stock.

      On May 12, 2003, the board of directors of IDUL approved and declared a one-for-four reverse split of IDUL's common stock, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share. The number of common shares and per-share amounts shown in these financial statements have been retroactively restated to reflect the reverse split. The reverse stock split become effective on June 2, 2003.

      On May 14, 2003, 3,941,358 restricted shares of common stock of IDUL, at par value, were issued for the acquisition of 100% interest in LPI and was considered outstanding from the beginning of the period as described in
      Note 2(b) above.

      During the fiscal year 2003, the total number of shares issued, under Equity Incentive Plan 2003 ("EI Plan") was 7,538,885, par value US dollar
      0.04 per share, for a value of Rmb 183,258. These shares are granted to the Company's employees (2,525,000 shares) for a value of Rmb 69,429 at the date of the grant and external consultants (5,013,385 shares) for a value of Rmb 113,829 measured at their then-current fair value as of the financial reporting dates and fair value of services. See Note 15 below for deferred compensation cost under EI Plan.

      As described in Note 3 above, on June 10, 2003, IDUL issued 665,860 restricted shares of common stock of IDUL, for a value of USD2,670, to acquire an additional 4.2372% interest in an affiliate, Wondial.

      As described in Note 15 below, during the fiscal year 2003, the principal stockholder of IDUL, Mr. Tsui Kit, established a stock plan ("PS Plan") to grant restricted stock awards of 1,281,519 shares, which was issued to him for recapitalizaton and acquisition of LPI, to employee (1,057,666 shares), for a value of Rmb 43,824 and his business associates (223,853 shares), which are suppliers and customers of the Company, for a value of Rmb 9,276 at the date of the grant.

12.   DISTRIBUTION OF INCOME

      The Company's income is substantially contributed by two majority-owned subsidiaries, Wondial and WLPS, limited companies incorporated in PRC. Income of Wondial and WLPS is distributable to their stockholders after transfer to dedicated reserves as required under relevant PRC rules and regulations and their articles of association.

      Dedicated reserves include statutory surplus reserve and statutory public welfare fund. In accordance with the relevant PRC Companies Law and rules and regulations, Wondial and WLPS, are required to transfer amounts equal to 10% and 5% of its income after taxation to the statutory surplus reserve and statutory public welfare fund respectively.

      The statutory surplus reserve can only be utilized to offset prior years' losses or for capitalization as paid-in capital, whereas the statutory public welfare fund shall be utilized for collective staff welfare benefits such as building of staff quarters or housing. No distribution of the remaining reserves shall be made other than on liquidation of Wondial and WLPS.

13.   PENSION COSTS

      As stipulated by PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to a state sponsored retirement plan approximately 9% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

      The pension expense for the years ended December 31, 2003, 2002 and 2001 was Rmb 760, Rmb 739 and Rmb 311, respectively.

14.   TAXATION

      The Company are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

      As of December 31, 2003 and 2002, IDUL had a net operating loss carry-forward for income tax reporting purposes of approximately USD 475 that might be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, following the recapitalization as mentioned before, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements, because the Company believes there is more likely than not the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

      No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company's subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability. Among the Company's subsidiaries, BFL, SIL and LPI, are not liable for income taxes. The tax holidays of the Company are comprised of the following:

      a)    Income taxes

      The PRC operating subsidiaries are subject to income taxes at a rate of 15% and the sino-foreign equity joint ventures and Wondial are entitled to be exempted from income tax for two years starting from the year profits are first made, followed by a 50% exemption for the next three to eight years. If the tax holiday of the income tax had not existed, the Company's income tax expenses would have been increased by approximately Rmb 8,334, Rmb 7,341 and Rmb 4,162 for the years ended December 31, 2003, 2002 and 2001 respectively. Basic earnings per common stock share would have been decreased by approximately Rmb 0.39, Rmb 0.41 and Rmb 0.23 for the fiscal year ended December 31, 2003, 2002 and 2001 respectively.

      b)    VAT

      Sales made in PRC are subject to PRC value-added tax at a rate of 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Company on purchases ("input VAT"). Before the fiscal year 2003, under the preferential policy in Shenzhen, any products produced and sold within the Shenzhen is exempted from VAT. Upon verification by Shenzhen National Tax Bureau on an annual basis, the sales proportion exempt from VAT under such preferential policy for 2002 and 2001 was 36% and 56%. Such preferential policy was abolished in 2003. If such tax holiday had not existed, the Company would have an additional VAT payable of approximately Rmb 13,916 and Rmb 16,971 for the years ended December 31, 2002 and 2001, respectively. Basic and diluted earnings per common stock would have been decreased by approximately Rmb 0.77 and Rmb 0.94 for the years ended December 31, 2002 and 2001, respectively.

      Income tax expense is comprised of the following


                                            YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------
                                      2003        2003        2002        2001
                                       USD         RMB         RMB         RMB


         Current tax                 1,008       8,334       7,341       4,162
                                  =========    ========    ========    ========


      The reconciliation of PRC statutory income to the effective income tax rate based on income stated in the statements of operations is as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------
                                                       2003            2002           2001
                                                          %               %              %
        Statutory rate                                  15.0            15.0           15.0
        Effect of tax holiday                           (9.4)           (5.4)          (7.3)
        Non-taxable activities                           -              (0.6)          (0.9)
        Non-deductible activities                       10.7             2.1            0.2
        Under (over) provision in prior years            -              (1.9)           -
        Loss with no tax benefits                        1.8             1.0            0.8
        Others                                           0.2            (0.3)          (0.8)
                                                   -----------     -----------    -----------

        Effective tax rate                              18.3             9.9            7.0
                                                   ===========     ===========    ===========


         Taxation payable is comprised of the following:


                                                     AS OF DECEMBER 31,
                                           ------------------------------------
                                               2003         2003          2002
                                                USD          RMB           RMB

        PRC value-added tax                     375        3,102         8,414
        PRC income tax                          586        4,843         3,300
        PRC other taxes                           6           53            43
                                           ---------    ---------    ----------

                                                967        7,998        11,757
                                           =========    =========    ==========

15.   STOCK-BASED COMPENSATION

      During the fiscal year 2003, IDUL has granted various stock options and stock-based awards under (1) EI Plan and (2) PS Plan which are described below.

      (1)   EI Plan

      EI Plan was approved by IDUL's board of directors and stockholders on February 28, 2003 and April 7, 2003 respectively. EI Plan is intended to provide incentives to attract, retain and motivate both eligible employees and directors of the Company, as well as consultants, advisors and independent contractors who provide valuable services to the Company (any such person hereinafter called a "Participant").

      The EI Plan will be administered by the board or by a committee of the board. Within certain limits, the administrator of the EI Plan, whether the board or a committee thereof, will be authorized to select eligible Participants to receive awards under the EI Plan, determine the number of shares included in such awards, determine the form, term, vesting, exercisability, and required payment, if any, of such awards, and to make any other determinations necessary or useful for the administration of the EI Plan. The administrator of the EI Plan may issue options with an exercise price equal to or above 85% of the market price of our common stock at the date of issuance, except that (i) Incentive Stock Options must have an exercise price equal to or above the market price as of the date of issuance, and (ii) options issued to Participants who beneficially own at least 10% of IDUL's issued and outstanding common stock must have an exercise price equal to or above 110% of the market price on the date of issuance. The administrator of the EI Plan may set any period of time, up to ten years, for the expiration of options, except that options issued to Participants who beneficially own at least 10% of our issued and outstanding common stock must expire within five years from the date of issuance. Options granted under the EI Plan can only be exercised by delivery to the administrator of an exercise agreement in a form approved by the administrator.

      Initially, 3,750,000 shares of IDUL's common stock are reserved for issuance under EI Plan. On October 2, 2003, a further 5,000,000 shares of IDUL are reserved under EI Plan. Under EI Plan, awards may consist of grants of options to purchase IDUL's common stock (either Incentive Stock Options (for eligible persons) or Non-Qualified Stock Options, as each is defined in the Internal Revenue Code), grants of restricted common stock, or grants of unrestricted common stock.

      a)    Stock options

      Stock options under EI Plan have been granted to officers, other employees and directors to purchase shares of common stock at or above 85% of the market price of IDUL's common stock at the date of issuance. Generally, these options, whether granted from the current plans, become exercisable over staggered periods, but expire after 10 years from the date of the grant. On May 13, 2003, 425,000 and 125,000 unrestricted stock options were issued to directors of the Company and a non-employee respectively.

      a)    Stock options (Continued)

      As described above, the Company adopted the disclosure requirements of SFAS No. 123, but elected to continue to measure compensation expense in relation to options granted to employees in accordance with APB No. 25. Accordingly, no compensation expense is recorded for the 425,000 stock options granted to employees because the exercise price of IDUL's stock options is equal to or greater than the market price of the underlying stock on the date of grant. Had compensation expense been determined based on the estimated fair value of options granted in the second quarter of fiscal 2003, consistent with the methodology in SFAS No. 123, net income and earnings per share would have been reduced. See "Stock-based compensation" within Note 3 above for the disclosure under SFAS No. 123.

      The options granted had a weighted average "fair value" per share on date of grant of USD4.16. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting periods, i.e., 5 years as prescribed under EI Plan. The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions used for grants in the fiscal year 2003:


        Risk-free interest rate                                    4.61%
        Expected volatility                                       99.14%
        Contractual life                                        10 years

      On May 13, 2003, 125,000 stock options were granted to a non-employee for her five years of service from July 1, 2003. Consistent with the methodology in SFAS No. 123 and according to EITF D-90 "Grantor Balance Sheet Presentation of Unvested, Forfeiture Equity Instruments Granted to a Nonemployee", those unvested and forfeitable equity instruments was treated as unissued for accounting purposes until the future services are received. In the third quarter of fiscal year 2003, the non-employee failed to fulfill an obligation under the service agreement and the option will be cancelled.

      a)    Stock options (Continued)

      Information concerning options issued under EI Plan of the Company in the fiscal year 2003 is presented in the following table:


                                                                                 Number of        Weighted Average
                                                                                   Options         Exercise Price
                                                                              --------------     ---------------------
        Outstanding at beginning of period:                                                -            -
        - Stock option granted on May 13, 2003                                       550,000            5.6
        - Stock option granted on June 24, 2003 (Note 15(1)(b)(ii))                  712,500            6.0
        Exercised                                                                          -            -
        Cancelled (Note 15(1)(b)(ii)) and                                                               -
            will be cancelled (Note 15(1)(a))                                       (837,500)
                                                                              --------------

        Outstanding at end of period                                                 425,000
                                                                              ==============


      b)    Stock awards

      During the fiscal year 2003, under EI Plan, the Company has granted stock awards to employees and various external consultants and advisors of the Company.

      i)    Stock awards to employees

      The Company applies the provisions of APB No. 25, in accounting for its stock awards. 732,500 and 1,793,000 restricted and unrestricted stock awards respectively, issued at a market value of Rmb 69,429, were granted to employees with total vesting periods of up to five years as prescribed in EI Plan. Recipients are not required to provide consideration for these stock awards to the Company other than rendering service. The awards are recorded at their intrinsic value on the date of grant. Initially, the fair value of the shares is treated as deferred compensation (Rmb69,429) and is charged to expense over the respective vesting period. As described in Note 16, the Company has changed its business strategy, in the last quarter of the fiscal year 2003, employees related to manufacturing operation of Wondial forfeited their stock restricted awards (67,500 shares) due to termination of employment. The deferred compensation cost and previously recognized compensation expenses of Rmb 2,454 and Rmb 343 respectively were not reversed in the fiscal year 2003 as these stocks will be returned to the Company and cancelled subsequent to the balance sheet date.

      b)    Stock awards (Continued)

      ii)   Stock awards to external consultants and advisors

      According to SFAS No. 123, all equity instruments transferred to non-employees in exchange for goods and services are measured at fair value. Fair value can be measured based on either the fair value of the goods or services received or the fair value of the equity instrument -- whichever is more reliably determinable. As with APB Opinion No. 25, compensation expense is recognized by amortizing total compensation cost over the periods in which the related external consultants and advisors services are rendered.

      In consideration of an external consultant's (the "Consultant") past services, the Company agreed to pay USD 600 (Rmb 4,972) and expensed it in the second quarter of fiscal year 2003. Instead of paying the agreed consideration, the services were settled by granting 712,500 shares and 712,500 stock options to the Consultant. On May 21, 2003, 356,250 shares were issued. The remaining 356,250 stocks and 712,500 stock options were subsequently cancelled and compensation expenses previously recognized (USD600) was not reversed.

      For other external consultants, during the fiscal year 2003, 30,187 stock awards were granted for their past services for Rmb 781, measured and expensed all at the approximately quoted market price at the date of grant.

      During the fiscal year 2003, the Company also issued 4,626,948 stock awards of common stocks for services with a period of one to five years. There were no performance commitment date, as defined in EITF 96-18, prior to the completion of performance, thus, all these stock awards (Rmb 13,686) were measured at their then-current fair value as of December 31, 2003 and were recognized on the cliff vesting basis. Approximately Rmb 7,932 were recognized as expenses for the year ended December 31, 2003.

      (2)   PS Plan

      During the fiscal year 2003, the principal stockholder of the Company, Mr. Tsui Kit, granted stock awards to various parties, including employees and business associates, to enhance or maintain the value of his investment and the Company implicitly benefits from the plan by retention of, and possibly improved performance by, the employee and maintenance of business relationship with various business associates of Mr. Tsui Kit and the Company.

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

      On June 13, 2003, under PS Plan, the principal stockholder had granted stock awards to employees and various related business parties of the principal stockholder.

      a)    Stock awards

      i)    Stock awards to employees

      Stock awards to employees under PS Plan have been granted to officers, other employees and directors who have been employed with the Company and its subsidiaries at least three years or above and were selected by the president of IDUL. Recipients are not required to provide consideration for the stock awards to the Company but are required to rendering service for three years from the date of grant. In the last quarter of fiscal year 2003, the vesting period was extended from three years to five years.

      The Company applies the provisions of APB No. 25, in accounting for its stock awards. In June 2003, 1,057,666 restricted stock awards were granted at a market value of Rmb 53,100 at the date of grant, to employees of the Company. Initially, the total market value of the shares is treated as deferred compensation and is charged to expense over the period of expected services. After the extension of vesting period, the remaining unrecognized original intrinsic value (Rmb39,966) was recognized over the remaining vesting period from the date of modification.

      As described in Note 16, the Company has changed its business strategy, in the last quarter of the fiscal year 2003, employees related to manufacturing operation of Wondial forfeited their restricted stock awards (80,250 shares) due to termination of employment. The deferred compensation cost and previously recognized compensation expenses were Rmb2,816 and Rmb509 respectively were not reversed in the fiscal year 2003 as these stocks will be returned to the principal stockholder subsequent to the balance sheet date.

      ii) Stock awards to various related business parties of the principal stockholder

      Consistent with the methodology in SFAS No. 123 for equity instruments transferred to non-employees, in June 2003, 223,853 stock awards granted to various business associates, which are suppliers and customers of the Company, at a value of Rmb 9,276, measured at the fair value of the share award grant, were expensed in the second quarter of fiscal year 2003. The fair value of the stock awards granted is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no dividends and the weighted average assumptions described in Note 15(a) above.

      The value of unearned compensation under EI Plan (Rmb 69,429) and PS Plan (Rmb 43,824) are included as a separate component of stockholders' equity. The total compensation expense recognized for all stock awards was Rmb 32,879 respectively for the fiscal year 2003.

16.   REPORT ON SEGMENT INFORMATION

      The Company's operations are classified into three reportable business segments: communication terminal products, mainly corded and cordless telephone which are sold under the trademark, Wondial (TM), battery testing equipment and battery products. The Company's three reportable business segments are identified separately based on fundamental differences in their operations. In last quarter of the fiscal year 2003, Wondial outsourced the manufacturing operations to various subcontractors. There are no material intersegment sales. The Company's products are mainly sold to PRC so no geographical segment information is presented.

      In 2001, sales to an external customer of the Company's communication terminal products segment totaled approximately Rmb 42,271 (12%) of the Company's consolidated sales. None of the customers constitute more than 10 percent of the Company's total revenue for the fiscal year 2003 and 2002.

16.   REPORT ON SEGMENT INFORMATION

      Summarized below are the Company's segment information by business segment for the years ended December 31, 2003, 2002 and 2001:


                                                                                 YEAR ENDED DECEMBER 31,
                                                                         2003        2003         2002        2001
                                                                          USD         RMB          RMB         RMB
         SEGMENT REVENUES
         Communication terminal products                               37,977     313,870      288,235     277,057
         Battery testing equipment                                      7,640      63,198       71,159      51,198
         Battery products                                              13,360     110,503       88,296      19,019
                                                                   ----------- -----------  ----------- -------------
         Segment totals                                                58,977     487,571      447,690     347,274
         Rental income                                                    116         960        8,160           -
         Other, adjustment and elimination items                            -           -         (515)          -
                                                                   ----------- -----------  ----------- -------------

         Total consolidated                                            59,093     488,531      455,335     347,274
                                                                   =========== ===========  =========== =============

         SEGMENT OPERATING EARNINGS (LOSS)
         Communication terminal products                                4,750      39,286       35,616      33,161
         Battery testing equipment                                      1,108       9,159       17,726      21,279
         Battery products                                               3,510      29,034       20,502       4,931
                                                                   ----------- -----------  ----------- -------------
         Segment totals                                                 9,368      77,479       73,844      59,371
         Recognized compensation expenses                              (3,974)    (32,879)           -           -
         Other, adjustment and elimination items                          110         901                       24
                                                                   ----------- -----------  ----------- -------------

         Total consolidated                                             5,504      45,501       73,844      59,395
                                                                   =========== ===========  =========== =============

         DEPRECIATION AND AMORTIZATION
         Communication terminal products                                1,305      10,796       19,081      10,587
         Battery testing equipment                                        321       2,650          927         951
         Battery products                                                 384       3,176        4,231       1,515
                                                                   ----------- -----------  ----------- -------------
         Segment totals                                                 2,010      16,622       24,239      13,053
                                                                   =========== ===========  =========== =============

         INTEREST EXPENSES
         Communication terminal products                                  686       5,671       10,072      12,273
         Battery testing equipment                                        121         999          118         238
         Battery products                                                 216       1,788        3,054       1,875
                                                                   ----------- -----------  ----------- -------------
         Segment totals                                                 1,023       8,458       13,244      14,386
                                                                   =========== ===========  =========== =============


                                                                    AS OF DECEMBER 31,
                                                                  2003        2003         2002
                                                                   USD         RMB          RMB
         TOTAL ASSETS
         Communication terminal products                        35,666     294,902      310,182
         Battery testing equipment                              14,944     123,512       83,800
         Battery products                                       19,892     164,426      147,443
                                                            ----------- -----------  -----------
         Segment totals                                         70,502     582,840      615,605
         Other, adjustment and elimination items                   405       3,350      (11,091)
                                                            ----------- -----------  -----------

         Total consolidated                                     70,907     586,190      530,334
                                                            =========== ===========  ===========


17.   RELATED PARTY TRANSACTIONS

        NAME AND RELATIONSHIP OF RELATED PARTIES

        NAME                                                   RELATIONSHIP WITH THE COMPANY
        ----                                                   -----------------------------
        Shenzhen Ligaofa Electronic Company Limited            Joint venturer of a PRC affiliate and
            ("SLFE")                                             under control of cousin and mother of Tsui Kit
        Wonderland Telecommunication Industrial                Under common control of Tsui Kit
            (Hong Kong) Company Limited ("WTI")
        LPI                                                    Under common control of Tsui Kit
        WLPS                                                   Under common control of Tsui Kit
            Wuhan Lixing (Torch) Power Sources Company         Under common control of Tsui Kit
            Limited ("WLTPS")
        Tsui Kit                                               Principal stockholder and director of IDUL
        BTUEG                                                  Stockholder of Wondial
        Yu Weijiang                                            Brother-in-law of Tsui Kit
        Xu Dong                                                Sister of Tsui Kit
        Xu Zhiyong                                             Brother of Tsui Kit
        Zhang Ernong                                           General manager of Wondial
        EiUUE-D-DEOA(3)IEuOuO-DI (1)<<E3/4                     Minority shareholder of an affiliate of WLPS
        Oi(3)<172>O(cent)                                      Director and shareholder of WLPS
        x<222>?i                                               Director of an affiliate of WTLPS

      SUMMARY OF RELATED PARTY TRANSACTIONS

                                                                              AS OF DECEMBER 31,
                                                                     ------------------------------------
                                                                        2003          2003           2002
                                                                         USD           RMB            RMB
  DUE FROM RELATED PARTIES (NOTE (I))
  SLFE                                                                  650          5,377          4,769
  BTUEG                                                               1,114          9,200          9,200
  WTI                                                                    57            470             --
                                                                     ------         ------         ------

                                                                      1,821         15,047         13,969
                                                                     ======         ======         ======

  DUE FROM DIRECTOR AND EMPLOYEES (NOTE (I))
  Yu Weijiang                                                            --             --             80
  Xu Dong                                                                --             --             30
  Xu Zhiyong                                                             --             --             30
  Zhang Ernong                                                           --             --             44
  Other employees                                                        --             --              4
                                                                     ------         ------         ------

                                                                         --             --            188
                                                                     ======         ======         ======

  DUE TO RELATED PARTIES (NOTE (II))
  WTI                                                                    --             --            405
  EiUUE-D-DEOA(3)IEuOuO-DI<222>(1)<<E3/4                                 --             --          1,000
  Oi(3)<172>O(cent)                                                      12             94            103
  x<222>?i                                                                7             60             --
                                                                     ------         ------         ------

                                                                         19            154          1,508
                                                                     ======         ======         ======

  DUE TO PRINCIPAL STOCKHOLDER (NOTE (II))
  Tsui Kit                                                            7,821         64,654         66,354
                                                                     ======         ======         ======

  GUARANTOR OF SHORT TERM LOANS
(2)`|`(Y)<<1/4w3/4UA_<172>iss.<222>P. }uo|(3)--*1/2(Y)q                 725          6,000             --
                                                                     ======         ======         ======

                                         YEAR ENDED DECEMBER 31,
                            --------------------------------------------------
                                2003          2003          2002         2001
                                 USD           RMB           RMB          RMB

        SALE OF GOODS
        SLFE                   1,421        11,750        22,928            -
                            =========    ==========    ==========    =========


     Notes:

      (i) The amounts due from related parties, director and employees represent unsecured advances made to those parties from time to time. These amounts are interest free and repayable on demand.

      (ii) The amounts due to director and related parties represent unsecured advances made from those parties from time to time. These amounts are interest free and repayable on demand.

      (iii) Pursuant to an agreement entered into between Mr. Tsui Kit and SKI on November 25, 1997, Mr. Tsui Kit disposed of certain properties to SKI at their original purchase costs but he still held the properties as the registered owners. SKI, being beneficial owner of these properties, recorded these properties as its assets.

            As of December 31, 2003 and 2002, the change of the registered owners of these properties (with a net carrying value of Rmb 12,121) from Mr. Tsui Kit to the Company was still in progress.

18.   COMMITMENTS

      (A)   CAPITAL COMMITMENTS

      The outstanding capital commitments of the Company are as follow:

                                                                   AS OF DECEMBER 31,
                                                          -------------------------------------
                                                              2003          2003          2002
                                                               USD           RMB           RMB
         Acquisition of moulds and other machinery               -             -           197
                                                          =========     =========    ==========

18.   COMMITMENTS

      (B)   OPERATING LEASES

      i)    Operating lease expense

      The Company leases certain staff quarters and offices premises under non-cancelable operating leases. Rental expenses under operating leases were Rmb 509, Rmb 2,262 and Rmb3,175 for the fiscal year ended December 31, 2003, 2002 and 2001 respectively. There was no capital lease currently in effect.

      The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect:


                                             AS OF DECEMBER 31, 2003
                                           ------------------------------
                                                     USD             RMB
        Year ending December 31
        2004                                          42             351
        2005                                          27             221
        2006                                           -               -
        2007                                           -               -
        2008                                           -               -
        Thereafter                                     -               -
                                           --------------    ------------

        Total                                         69             572
                                           ==============    ============


      ii)   Operating lease income

      Operating leases arise from the leases for machinery and equipment to various subcontractors. The lease terms are generally 12 months.

      Depreciation expense for assets subject to operating leases is provided primarily on the straight-line method over the estimated useful life of the assets. Depreciation expense relating to machinery and equipment held as investments in operating leases was Rmb 2,170, Rmb 7,990 and Rmb 76 for the years ended December 31, 2003, 2002 and 2001 respectively.

      Investments in operating leases are as follows:


                                                             AS OF DECEMBER 31,
                                                  -----------------------------------------
                                                       2003            2003          2002
                                                        USD             RMB           RMB
         Machinery and equipment                      3,812          31,505        86,791
         Accumulated depreciation                      (887)         (7,333)      (13,975)
                                                  -----------     ----------    -----------

         Net investment in operating leases           2,925          24,172        72,816
                                                  ===========     ==========    ===========

      Future minimum rental payments to be received on non-cancelable operating leases are contractually due as follows:

                                                AS OF DECEMBER 31, 2003
                                            ------------------------------

                                                    USD               RMB
        Year ending December 31
        2004                                        377             3,117
        2005                                        531             4,391
        2006                                          -                 -
        2007                                          -                 -
        2008                                          -                 -
        Thereafter                                    -                 -
                                            ------------     -------------

        Total                                       908             7,508
                                            ============     =============


      There were no contingent rentals under the respective lease contracts.

19.   SUBSEQUENT EVENTS

      a)    Acquisition of treasury stock

      On December 9, 2003, IDUL announced that it has initiated a program to buy back up to 500,000 shares of its outstanding common stock. Before the end of fiscal year 2003, IDUL has entered into an agreement with a third party to repurchase 200,000 shares of common stock of IDUL at USD2.93 per share. The consideration was settled in January 2004.

      b)    Discontinued operation

      In January 2004, IDUL's wholly-owned subsidiary, BFL entered into an agreement to dispose its 95% owned affiliate, Shenzhen Kexuntong Industrial Company Limited ("SKI") which owned 68.7288% shareholdings in Wondial to its principal stockholder, Mr. Tsui Kit, for a purchase price equal to 105% of the appraised value of net assets of SKI as of December 31, 2003 (the "Purchase Price"). The Purchase Price shall be payable by the cancellation of amount of USD7,662 due to Mr. Tsui Kit in connection with the acquisition of LPI, as described in Note 2 (b) above and the transfer to IDUL of such number of shares of restricted common stock of IDUL owned by Mr. Tsui Kit (the aggregate fair market value of which shall be set at the closing price of such shares as of the date of the execution of the acquisition agreement) equal to the difference between the Purchase Price and the obligation of USD7,662. The disposal is expected to close after March 2004.

      c)    Private placement

      On February 25, 2004, IDUL completed a private equity financing pursuant to which it raised gross proceeds of USD5,800. The transaction was a unit offering pursuant to which IDUL issued a total of 2,521,745 shares of common stock together with warrants to purchase an additional 756,530 shares of common stock. The price per unit was $2.30 and the warrant exercise price is $2.70 per share.

20.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                                        THREE MONTHS ENDED
                                                    ---------------------------------------------------------
                                                       March 31      June 30    September 30   December 31    Total Year
                                                            RMB           RMB            RMB            RMB           RMB
2003
OPERATING REVENUES
Net sales                                                94,693       118,676        130,339        143,863       487,571
Rental income                                               240           240            240            240           960
                                                    ------------  ------------  -------------- -------------- ------------

Total operating revenues                                 94,933       118,916        130,579        144,103       488,531
                                                    ------------  ------------  -------------- -------------- ------------

OPERATING EXPENSES
Manufacturing and other costs of sales                   66,262        84,401         97,690        103,812       352,165
Sales and marketing                                       4,464         6,028          4,889          2,797        18,178
General and administrative                                3,782         3,896          3,527          9,425        20,630
Research and development                                  2,401         3,773          3,191           (864)        8,501
Depreciation and amortization                             1,128         1,092            997          1,388         4,605
Other operating costs and expenses                        1,255        20,500          8,479          6,102        36,336
                                                    ------------  ------------  -------------- -------------- ------------

Total operating expenses                                 79,292       119,690        118,773        122,660       440,415
                                                    ------------  ------------  -------------- -------------- ------------

OPERATING INCOME                                         15,641          (774)        11,806         21,443        48,116
Interest expenses                                        (2,169)       (2,549)        (2,049)        (1,691)       (8,458)
Other (expenses) income, net                                223          (184)           476          5,328         5,843
                                                    ------------  ------------  -------------- -------------- ------------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY
   INTEREST                                              13,695        (3,507)        10,233         25,080        44,501
Provision for income taxes                               (1,442)       (1,838)        (1,995)        (3,059)       (8,334)
                                                    ------------  ------------  -------------- -------------- ------------

INCOME BEFORE MINORITY INTEREST                          12,253        (5,345)         8,238         22,021        37,167
Minority interest in income of consolidated
   subsidiaries                                          (4,854)       (7,059)        (5,943)        (9,541)      (27,397)
                                                    ------------  ------------  -------------- -------------- ------------

NET INCOME (LOSS)                                         7,399       (12,404)         2,295         12,480         9,770
                                                    ============  ============  ============== ============== ============

Earnings (loss) per share:
Basic weighted average number of common stock
   outstanding                                           18,695        20,216         22,332         24,661        21,623
                                                    ============  ============  ============== ============== ============

Basic net income (loss) per common stock                   0.08         (0.61)          0.10           0.51          0.45
                                                    ============  ============  ============== ============== ============


                                                                        THREE MONTHS ENDED
                                                    ---------------------------------------------------------
                                                       March 31       June 30   September 30   December 31    Total Year
                                                            RMB           RMB            RMB            RMB           RMB
2002
OPERATING REVENUES
Net sales                                                85,089       112,641        136,813        112,632       447,175
Rental income                                             2,040         2,040          2,040          2,040         8,160


Total operating revenues                                 87,129       114,681        138,853        114,672       455,335
                                                    ------------  ------------  -------------- -------------- ------------

OPERATING EXPENSES
Manufacturing and other costs of sales                   60,779        74,993         88,437         84,988       309,197
Sales and marketing                                       4,582         3,968          5,661          2,644        16,855
General and administrative                                4,428         4,216          4,389          5,076        18,109
Research and development                                  2,611         2,707          3,212          3,363        11,893
Depreciation and amortization                             1,064         4,458          2,685          3,238        11,445
Other operating costs and expenses                           69            68            233          2,814         3,184
                                                    ------------  ------------  -------------- -------------- ------------

Total operating expenses                                 73,533        90,410        104,617        102,123       370,683

                                                    ------------  ------------  -------------- -------------- ------------

OPERATING INCOME                                         13,596        24,271         34,236         12,549        84,652
Interest expenses                                        (3,713)       (3,766)        (2,541)        (3,224)      (13,244)
Other (expenses) income, net                                706           734           (187)         1,183         2,436
                                                    ------------  ------------  -------------- -------------- ------------

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST
                                                         10,589        21,239         31,508         10,508        73,844
Provision for income taxes                                 (843)       (1,899)        (3,106)        (1,493)       (7,341)
                                                    ------------  ------------  -------------- -------------- ------------

INCOME BEFORE MINORITY INTEREST                           9,746        19,340         28,402          9,015        66,503
Minority interest in income of consolidated
   subsidiaries                                          (3,964)       (7,224)       (10,289)        (3,407)      (24,884)
                                                    ------------  ------------  -------------- -------------- ------------

NET INCOME                                                5,782        12,116         18,113          5,608        41,619
                                                    ============  ============  ============== ============== ============

Earnings per share:
Basic weighted average number of common stock
   outstanding                                           18,007        18,007         18,007         18,007        18,007
                                                    ============  ============  ============== ============== ============

Basic net income per common stock                          0.32         0.80            1.01           0.31          2.31
                                                    ============  ============  ============== ============== ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Randy Simpson, CPA, P.C., the independent accountant who had been engaged by the Company as the principal accountant to audit the Company's consolidated financial statements for the period prior to its merger with Broad Faith, was dismissed effective May 6, 2003. On May 6, 2003, the Company engaged Moores Rowland Mazars, Chartered Accountants, Certified Public Accountants as the Company's new principal independent accountants to audit the Company's consolidated financial statements for the year ending December 31, 2003.

The Company selected Moores Rowland Mazars solely due to the fact that it is one of the largest accounting firms with offices in Hong Kong and United States, and it served as the auditor for Broad Faith prior to its merger with the Company. The decision to change the Company's independent accountants from Randy Simpson, CPA, P.C. to Moores Rowland Mazars was approved by the Company's Board of Directors.

The report of Randy Simpson, CPA, P.C. on the financial statements of the Company as of and for the years ended December 31, 2002 and December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to uncertainty, audit scope, or accounting principles. During the periods ended December 31, 2001 and December 31, 2002, and the interim period from January 1, 2003 through the date of dismissal of Randy Simpson, CPA, P.C., the Company did not have any disagreements with Randy Simpson, CPA, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Randy Simpson, CPA, P.C., would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

Prior to engaging Moores Rowland Mazars, the Company had not consulted Moores Rowland Mazars regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

The Company did not experience any other changes in or disagreements with, its independent accountants within the past two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures

Under the supervision and with the participation of the Company's senior management, including its chief executive officer and chief financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this annual report (the "Evaluation Date"). Based on this evaluation, the Company's chief executive officer and chief financial officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in the Company's Securities and Exchange Commission ("SEC") reports
(i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                    PART III


ITEM  10. DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE
      REGISTRANT

      The following table sets forth the names, ages, and positions of our directors, officers and significant employees.

       Name           Age            Position Held          Officer/Director/
                                                              Significant
                                                             Employee since

Kit Tsui              40    Chief Executive Officer,              2003
                            Chairman of the Board
Weijiang Yu           32    President and Director (former)     2003 (1)

Hongyan Sun           30    President and Director (current)      2004

Zhiyong Xu            28    Secretary and Director                2003

Guoqiong Yu           45    Chief Financial Officer and           2003
                            Treasurer
Bin Xu                45    Chairman  and  General  Manager       1993
                            of Lixing Power

(1) Ms. Yu retired in January 2004, and Ms. Hongyan Sun has been appointed as President and Director until her successor is elected and qualified or until her earlier resignation or removal.


The directors named above will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or Indirectly participate in or influence the management of our affairs.

      BIOGRAPHICAL INFORMATION

DR. KIT TSUI has served as Chairman of the Board of Directors and Chief Executive Officer since February 2003. Prior to the merger, Dr. Tsui served as the Chairman of Shenzhen Kexuntong Industrial Company Limited ("Kexuntong"), a subsidiary of the Company from January 1999 until September 2003. He was also the Chairman of Shenzhen Wonderland Communication Equipment Company Limited ("Wonderland"), a subsidiary of Kexuntong since January 1999 until July 2002. Dr. Tsui served as Chairman and Chief Executive Officer of Broad Faith from February 2003 to present. Dr. Tsui has been an entrepreneur since 1991 and he was the founder of Wonderland and Kexuntong and Broad Faith Limited. Dr. Tsui is primarily responsible for the Company's strategic planning and corporate development. Prior to establishing Wonderland, where he acted as its Chairman of the Board of Directors from its inception in 1993, Dr. Tsui served as General Manager of Shenzhen Jinkong Chaoying Industry Co., Ltd., one of the earliest portable game player manufacturers in China, from 1991 to 1993. Dr. Tsui also held a management position at the U.S. Trade Department of Shenzhen Electronics Group from 1989to 1991, where he was responsible for merchandising, management of customer relationship and export to the United States, as well as an executive position with the Planning Commission of Huangshi City Government, Hubei Province, China from 1987 to 1989.

MR. WEIJIANG YU served as President and Director to the Company from February 2003 to February 2004. Prior to the reverse merger, Mr. Yu served as the deputy General Manager of Wonderland since January 1999. He was the General Manager of Shenzhen Yixiang Chemical Engineering Company in Hubei, China. Mr. Yu resigned as the Company's President on February 2004 on a voluntary basis, and without disagreement with the Company.

MS. HONGYAN SUN has served as President to the Company since February 2004. Ms. Sun was concurrently appointed as a Director in February 2004, upon the resignation of Mr. Yu, and will serve as a Director until her successor is elected and qualified or until her earlier resignation or removal. Ms. Sun has served as the Executive Director (an appointed officer of the Company) since December 2003. From May 2003 to November 2003, Ms. Sun served as the Director of the Company, Resident Mission in China (an appointed officer position). From February 2001 to April 2003, she served as both Assistant of Investment Management Center and Director (an appointed officer position) of the President's Office of Shenzhen Kexuntong Industrial Co., Ltd., both of which are currently affiliates of the Company. From June 1996 to January 2001, Ms. Sun served as Assistant of the Law Department of Shenzhen Wonderland Communication Science and Technology, currently an affiliate of the Company. Ms. Sun received her Bachelor of Law degree from Hubei Normal University and her Master of Law degree from Hubei University.

MR. ZHIYONG XU has served as Secretary and Director to the Company since February 2003. Mr. Xu maintains primary responsibility for the Company's corporate administration. Mr. Xu also serves a Vice President of Wonderland, an affiliate of the Company, since December 2003. From February 2002 to December 2003, he served as the President of Shenzhen Chuangli Xing Cable Limited. From July 2001 to February 2002, he served as an assistant to management of Wonderland. From March 2000 to July 2001, he was a Purchasing Manager with Wonderland. From 1998 to 2000, Mr. Xu was a Vice President of Hubei Erzhou Yiyi Chemical Company.

MS. GUOQIONG YU has served as Chief Financial Officer and Treasurer to the Company since February 2003. Ms. Yu maintains primary responsibility for the Company's accounting and reporting compliance, and hold fifteen years of experience in accounting and financial management. Ms. Yu served as the Chief Financial Officer of Wonderland, an affiliate of the Company, since July 2002 prior to the reverse merger. From March 1994 to February 2002, Ms Yu was a Financial Supervisor at Jintian Industry Company Limited.

MR. BIN XU has served as Chairman and General Manager of Lixing Power since February 1993. Mr. Xu maintains primary responsibility for the Company's battery business development and strategic planning of that business. Mr. Xu is the founder of Lixing Power in 1993, and has more that 12 years of experience in power supply for telecommunication devices. Additionally, Mr. Xu held a Director position with Lithium Battery Branch of Physical and Chemical Institute of China since 1997 to present focusing on power sources, and is the inventor of the Company's patented Bicycle Siren Lamp.

      Family Relationships

Mr. Zhiyong Xu and Dr. Kit Tsui are brothers. Mr. Weijiang Yu is Mr. Zhiyong Xu's brother-in-law. There are no other family relationships among the officers and directors.

      Certain Legal Proceedings

None of the directors or executive officers has, during the past five years:

      (a) Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

      (b) Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

      (c) Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

      (d) Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.


      Audit Committee Financial Expert

The Company does not currently have an Audit Committee Financial Expert, as defined in ss.229.401h(2) of this chapter. Ms. Yu, the Company's Chief Financial Officer and Treasurer serves as the Company's financial expert regarding US generally accepted accounting principals and general application of such principles in connection with the accounting for estimates, accruals and reserves, including an understanding of internal control procedures and policies over financial reporting, and with maintains sufficient experience preparing auditing, analyzing or evaluating financial statements in such depth and breadth as may be required of an audit committee financial expert. However, Ms. Yu is not an elected Director of the Company and, accordingly, is precluded from membership on the Company's audit committee.

The Company has undergone a significant change in management since the consummation of the Broad Faith Exchange Agreement. According to the Company's by-laws, the Board of Directors was restricted to three. The Company has obtained written consent from its majority shareholder to amend the by-laws to increase the number of positions on our Board of Directors, and intends to file an information statement in order to effectuate this change as soon as possible. The Company is actively seeking qualified independent Directors in the U.S., at least one of which will be deemed a "financial expert" pursuant to the US Securities Acts.

      Changes in Nominee Recommendation Procedures

There are no material changes to the procedures by which shareholders can nominate directors.

      Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company pursuant to Section 16(a)-3e of the Securities Act of 1934, the Company notes the following delinquencies for the period ended December 31, 2003:

Dr. Kit Tsui filed a Form 4 and amendment thereto late for a transaction dated April 30, 2003. Mr. Weijiang Yu filed Forms 4 late for a transaction dated April 30, 2003, and a second transaction dated May 13, 2003. Mr. Zhiyang Yu filed a Form 4 late for a transaction dated April 30, 2003 and a second transaction dated May 13, 2003.

None of the parties subject to Section 16(a) have filed a Form 5. The Company is not aware of the requirement or exemption of any of such individuals to file a Form 5, but notes the absence of any written representation identified in paragraph (b)(2)(i) of Item 405 of Regulation S-K.


      Code of Ethics

The Company has adopted a code of ethics, the Code of Business Ethics and Conduct (the "Code"), that applies to the every officer of and Director to the Company, including its principal executive officer, principal financial officer and controller (principal accounting officer). The Code is attached hereto as an exhibit, and is available free of charge, upon request, to Industries International, 4/F Wondial Building, Keji South 6 Road Shenzhen High-Tech Industrial Park, Shennan Road Shenzhen, China, Attention: Hongyan Sun. Any amendment to, or waiver from, the Code will be publicly filed on Form 8-K as required by the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the time periods allocated by the Exchange Act..

ITEM  11. EXECUTIVE COMPENSATION


      Summary of Compensation

The following executive compensation disclosure reflects all compensation awarded to, earned by or paid to the executive officers below, for the fiscal years ended December 31, 2003, 2002 and 2001.

                       SUMMARY COMPENSATION TABLE
===================================================================================================
                    ANNUAL COMPENSATION          LONG-TERM COMPENSATION
===================================================================================================
                                                    AWARDS        PAYOUTS
===================================================================================================
                                   OTHER                       SECURITIES
NAME AND                           ANNUAL         RESTRICTED   UNDERLYING     LTIP     ALL OTHER
PRINCIPAL  YEAR   SALARY  BONUS  COMPENSATION    STOCK AWARDS OPTIONS/SARS  PAYOUTS  COMPENSATION
 POSITION           ($)    ($)       ($)            ($)            (#)        ($)          ($)

   (A)     (B)      (C)    (D)        (E)           (F)            (G)        (H)          (I)
===================================================================================================
Dr. Kit
Tsui, Chief  2003   0 (2)
Executive    2002  $57.971  0          0             0              0          0            0
Officer (1)  2001  $57,971
===================================================================================================

(1) Dr. Kit Tsui was appointed Chief Executive Officer on February 10, 2003. His predecessor, Mr. Dan Shuput, an unaffiliated party, served as Chief Executive Officer of Industries from January 28, 1994 until the reverse merger became effective on February 10, 2003. As reported in previous filings, Mr. Shuput did not receive any compensation for his services as Chief Executive Officer. The Company is not aware of any facts or circumstances which may indicate otherwise.

(2) Dr. Tsui holds 10,259,929 shares of common stock, received as a result of his position as primary shareholder in Broad Faith at the time of the merger with the Company. Dr. Tsui has not received any compensation in the most recent fiscal year as a result of his position as an elected officer or Director to the Company. See the discussion in "Certain Relationships and Related Party Transactions" and "Security Ownership of Certain Beneficial Owners and Management."

Dr. Kit Tsui has been the Company's Chief Executive Officer and Chairman since February 10, 2003. Dr. Tsui served as Chief Executive Officer of Broad Faith prior to the merger with the Company.

The following table shows all grants during the fiscal year ended December 31, 2003 of stock options under our stock option plans to the named executive officers.

                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
================================================================================
              INDIVIDUAL GRANTS
================================================================================

                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
================================================================================
               INDIVIDUAL GRANTS                           POTENTIAL
========================================================  REALIZABLE
                                                            VALUE AT
                                                            ASSUMED
                                                         ANNUAL RATES
                                                          OF STOCK      ALTERNATIVE
                       PERCENT OF                            PRICE        TO (F) AND
           NUMBER OF     TOTAL      EXERCISE              APPRECIATION      (G):
          SECURITIES  OPTIONS/SARS  OF BASE                FOR OPTION     GRANT DATE
          UNDERLYING   GRANTED TO    BASE                     TERM         VALUE
 NAME     OPTION/SARS   EMPLOYEES    PRICE   EXPIRATION                  GRANT DATE
          GRANTED       IN FISCAL   ($/SH)     DATE         5%    10%     PRESENT
             (#)          YEAR                              ($)   ($)      VALUE
                                                             $     $          $
  (A)        (B)          (C)         (D)       (E)        (F)    (G)        (H)
================================================================================
Dr. Kit
  Tsui       0            0            0         0          0      0          0
================================================================================

The following table provides information as to the number and value of unexercised options to purchase the Company common stock held by the named executive officers at December 31, 2003. ___ of the named executive officers exercised any options during the fiscal year ended December 31, 2003.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

================================================================================
                                       NUMBER OF
                                       SECURITIES      VALUE OF
                                       UNDERLYING      UNEXERCISED
                                       UNEXERCISED     IN-THE-MONEY
              SHARES        VALUE      OPTIONS/SARS    OPTIONS/SARS
   NAME     ACQUIRED ON   REALIZED     AT FY-END (#)   AT FY-END ($)
           EXERCISE (#)      ($)       EXERCISABLE/    EXERCISABLE/
                                       UNEXERCISABLE   UNEXERCISABLE

   (A)        (B)            (C)            (D)            (E)
================================================================================
Dr. Kit
Tsui           0              0              0                0
================================================================================

                 LONG-TERM INCENTIVE PLAN AWARDS ("LTIP") TABLE

The Company does not currently have any LTIP Awards, and did not have any LTIP awards for any of the periods covered.

                               PENSION PLAN TABLE

The Company does not currently have any defined benefit, pension, or actuarial plans.

                              OPTION/SAR REPRICINGS

No option or SAR repricings were conducted during the periods covered.

Employment Agreements, Termination of Employment and Change-in-Control Arrangements

The Company does not have any formal employment agreements, termination of employment agreements, or change-in-control arrangement.


Compensation Committee Interlocks and Insider Participation

The board of directors does not have a compensation committee. The salary committee consists of Dr. Kit Tsui, Mr. Weijiang Yu and Ms. Hongyan Sun. They participate in the decision process of executive compensations.


Dr. Kit Tsui has served as Chairman of Shenzhen Wonderland Communication Equipment Company Limited ("Wonderland"), a subsidiary of Kexuntong, from 1993 until September 2003. He also served as Chairman and Chief Executive Officer of Broad Faith Limited from February, 2003 to Present. None of these entities had independent compensation committees or committees performing separate functions, and matters of executive compensation were determined by the Board of Directors as a whole

Mr. Weijiang Yu has served as an executive officer of Wonderland from January 1999 to 2002, and served as member of the salary committee until his retirement in January 2004. He has also served as an executive officer of Shenzhen Yixiang Chemical Engineering Company in Hubei, China, and unaffiliated company, from 1997 to 1999. None of these entities had independent compensation committees or committees performing separate functions, and matters of executive compensation were determined by the Board of Directors as a whole.

Ms. Hongyan Sun has served as executive officer to Resident Mission in China, an unaffiliated company, from May 2003 to December 2003. This entity did not have an independent compensation committees or committee performing separate functions, and matters of executive compensation were determined by the Board of Directors as a whole.

Mr. Zhiyong Xu has served as an executive officer to Wonderland, an affiliated company, since December 2003. This entity did not have an independent compensation committees or committee performing separate functions, and matters of executive compensation were determined by the Board of Directors as a whole.


Ms. Guoqiong Yu has served as an executive officer to Wonderland since February 2003. This entity did not have an independent compensation committees or committee performing separate functions, and matters of executive compensation were determined by the Board of Directors as a whole.


Mr. Bin Xu has served as an executive officer of Lixing Power from February 1993 to present. Mr. Xu has served as Chairman and Chief Executive Officer to Huhan Cable Company since May 1993. None of these entities had independent compensation committees or committees performing separate functions, and matters of executive compensation were determined by the Board of Directors as a whole.



                  Performance Graph

[RELATIVE PERFORMANCE GRAPH]]

The Company completed the reverse merger with the operating entity in China in February 2003. Prior to the merger, the previous operating entity was a private company, and the Company was a publicly-traded shell. As a result, the Company does not believe that the stock performance or private company book value prior to the merger presents a useful comparison. Accordingly, the date range selected for analysis was March 1, 2003 to December 31, 2003.

The Company used the AMEX Composite Index and the AMEX Computer Technology Index as a comparison for the relative performance with our stock relative performance.

The Company's peer comparison for relative stock performance is its competitor, Qiao Xing Universal Telephone Inc., also a communication equipment manufacture based in China. The Company has also selected Abraxas Petroleum Corporation for peer comparison, based on its comparable market capitalization ($88.5 million as of March 29, 2004, compared to the Company's market capitalization of $63.9 million at even date).

ITEM  12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 25, 2004, certain information regarding the ownership of Industries International's capital stock by each director and executive officer of Industries International, each person who is known to Industries International to be a beneficial owner of more than 5% of any class of Industries International's voting stock, and by all officers and directors of Industries International as a group. Unless otherwise Indicated below, to Industries International's knowledge, all persons listed below have sole voting and investing power with respect to their shares of capital stock, except to the extent authority is shared by spouses under applicable community property laws.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 25, 2004 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 29,992,944 shares issued and outstanding on a fully diluted basis, as of March 25, 2004.

-------------------------------------------------------------------------------------------------------------
                           Name and Address               Amount and Nature            Percent
Title of                    Of                          Of Beneficial Ownership           Of
Class                      Beneficial Owners (1)                                        Class (2)
-------------------------------------------------------------------------------------------------------------
Common Stock               Kit Tsui (3)                       10,259,929                34.21%
-------------------------------------------------------------------------------------------------------------
Common Stock & Options     Weijiang Yu (4)                       350,000                 1.17%
-------------------------------------------------------------------------------------------------------------
Common Stock               Guoqiong Yu (5)                        13,000                     *
-------------------------------------------------------------------------------------------------------------
Common Stock & Options     Zhiyong Xu (6)                        162,500                     *
-------------------------------------------------------------------------------------------------------------
Common Stock               Xiaochen Li (7)                       117,974                     *
-------------------------------------------------------------------------------------------------------------
Common Stock               Hongyan Sun (8)                        12,500                     *
-------------------------------------------------------------------------------------------------------------
Common Stock               Bing Xu (9)                           138,116                     *
-------------------------------------------------------------------------------------------------------------
                          All officers and directors
                           as a group (5 persons)             10,915,903                36.39%
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------

* - Indicates less than 1% beneficially owned.

(1) Unless otherwise noted, the address for each of the named beneficial owners is Industries International, Inc. 4/F. Wondial Building, Keji South 6 Road Shenzhen High-Tech Ind. Park, Shennan Road Shenzhen, China.

(2) The number of outstanding shares of common stock of the Company is based upon 29,992,944 (28,730,444 shares of common stock of the Company and options and warrants to purchase 1,262,500 shares of common stock of the Company).

(3) Kit Tsui is the Chief Executive Officer and Chairman of the Board of the Company.

(4) Weijian Yu is the former President, Chief Operating Officer and Director of the Company. Includes options to purchase 300,000 shares of common stock of the Company at an exercise price of $5.6, expiring on 2013.

(5) Guoqiong Yu is the Chief Financial Officer of the Company.

(6) Zhiyong Xu is a director of the Company. Includes options to purchase 125,000 shares of common stock of the Company at an exercise price of $5.60, expiring on 2013.

(7) Xiaochen Li is an independent director of the Company.

(8) Hongyan Sun is the current President of the Company and a Director of the Board

(9) Bing Xu is the Chairman and General Manager of Lixing Power, an affiliate of the Company.

      Change in Control

To the knowledge of management, there are no present arrangements or pledges of securities of the Company which may result in a change in control of the Company.


ITEM  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our Board of Directors has approved an Agreement for the Sale and Purchase of Shares in Li Sun Power International Limited ("Li Sun"), by and among the Company, Dr. Kit Tsui, who is the sole shareholder of Li Sun, Li Sun , Wuhan Hanhai High Technology Limited ("Hanhai"), Wuhan City Puhong Trading Limited ("Puhong Trading"), Shenzhen City Xing Zhicheng Industrial Limited ("Xing Zhicheng"), and Shenzhen Kexuntong Industrial Co. Ltd. ("Kexuntong").

Pursuant to the Agreement, we acquired all issued and outstanding shares of Li Sun from Dr. Tsui, who is our majority shareholder as well as our Chief Executive Officer and a director, in exchange for an amount of cash and restricted common stock in the Company determined based on the audited net income after tax of Li Sun. Hanhai, Puhong Trading, Xing Zhicheng, and Kexuntong (which is a subsidiary of the Company and which Indirectly owns 95% of

Kexuntong's capital stock), together, own approximately 72.83% of the capital stock of Lixing Power Sources Co., Ltd. of Wuhan ("Lixing Power Sources") as trustees for the benefit of Li Sun. By acquiring the capital stock of Li Sun, we will become the beneficial owner of approximately 72.83% of Lixing Power Sources. Of the remaining approximately 27.17% of Lixing Power Sources' equity, approximately 16.89% is owned by Chinese state-owned entities, and employees and former employees of Lixing Power Sources own the approximately 10.28% of Lixing Power Sources' remaining equity. Lixing Power Sources is a leading lithium and lithium-ion battery manufacturer in China. Established in 1993, Lixing Power Sources markets its OEM products to companies including ASUS, Legend, and MITAC, and also markets its products under the brand names "LixingTM" and "Lisun.TM" Its products are widely used in various types of electronic products including calculators, PDAs, laptop computers, cell phones and hybrid electric vehicles. This transaction is expected to close in May 2003.

The Company's acquisition of Li Sun Power was completed on May 14, 2003, and consisted of the Company's purchase of 100% of the capital stock of Li Sun in exchange for 15,765,432 shares of the Company's common stock valued at $7,567,407.36 as well as an unwritten promissory note in the amount of $7,662,000, without expiration or maturity date, and bearing no interest rate, and is payable in cash or the Company's common stock based on mutual agreement. As a result of this acquisition, the Company now holds a 72.84% interest in Lixing Power.



ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

      Audit Fees

The Company paid Moores Rowland Mazars for the last two years to audit our financials information according to the US GAAP. The aggregate amount paid for audit service in the last two years is $228,000.

      Audit-Related Fees

Moores Rowland Mazars assisted the IDUL in the recapitalization process and received a fee of $100,000. The auditor also received 32,000 fees for reviewing Broad Faith Limited's financials. The Company also paid total $28,800 auditors' travel and out of packet expenses in the last two years.

      Tax Fees

The Company did not pay any tax fees to its auditors in either of the last two fiscal years.

      All Other Fees

The Company did not pay any other fees to its auditor in either of the last two fiscal years.

      Audit Committee Pre-Approval Policies

The Company is in the process of establishing a formal audit committee, and will formalize its pre-approval policies and procedures once the audit committee has been formally established. The Board of Directors has approved all of the fees paid and identified herein.

                                     PART IV

ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS OF FORM 8-K

(a) The following exhibits, as required by Regulation S-X and Rules 301, 302 and 601 of Regulation S-K, are attached hereto, are incorporated herein by this reference. All management agreements and compensatory plans and arrangements required to be filed are specifically identified in paragraph
      (c) herein as Exhibit 10.5.

(b) The Company did not file any Current Reports on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2003.

(c)   List of Exhibits*


2.1 Amended and Restated Agreement and Plan of Share Exchange by and among Broad Faith Limited, a British Virgin Islands Corporation, and the Sole Stockholder of Broad Faith Limited on the one hand, and Industries International, Inc., a Nevada corporation and Certain Stockholders of Industries International, Inc., on the other hand dated February 10, 2003.
      (1)

2.2 Agreement for the Sale and Purchase of Shares in Li Sun Power International Ltd. Completion Agreement by and between Industries International, Inc., Kit Tsui, Li Sun Power International Ltd., Wuhan Hanhai High Technology Ltd., Wuhan City Puhong Trading Ltd., Shenzhen City Zing Zhicheng Industrial Ltd. and Shenzhen Kexuntong Industrial Co. Ltd., dated March 10, 2003. (3)

2.3 Completion Agreement by and between Industries International, Inc., Kit Tsui, Li Sun Power International Ltd., Wuhan Hanhai High Technology Ltd., Wuhan City Puhong Trading Ltd., Shenzhen City Zing Zhicheng Industrial Ltd. and Shenzhen Kexuntong Industrial Co. Ltd., dated May 14, 2003. (4)

3.1   Articles of Incorporation of Industries International, Incorporated. (5)

3.2   Amended and Restated Articles of Incorporation, as amended. (2)

3.3   By-laws of Industries International, Incorporated. (5)

3.4   Amended and Restated By-laws of Industries International, Incorporated.
      (2)

4.1   Form of Common Stock share certificate.

10.1 Stock Buyback Agreement by and between the Company and Zhu Zhuan Xu, dated December 10, 2003.

10.2 Regional Sales Agreement by and between Shenzhen Wondial Commununication Technology Incorporation and the Company, dated January 1, 2003.

10.3  Form of Purchase Agreement for Financing conducted February 25, 2004

10.4  Form of Warrant Agreement for Financing conducted February 25, 2004

10.5  Industries International 2003 Equity Incentive Plan (2)

10.6 Agreement by and between Broad Faith Ltd. and Unical Enterprises, Inc. (Northwestern Bell).

10.7 Purchase Agreement by and between WuHan Lixing Power Supply Ltd. Company and Li Gao International Company

10.8  [Lease with Shenbang Testing Center for Wondial building ]

10.9  [SKI/ Dr. Kit Tsui agreement (if still applicable)]

14.1  Code of Ethics Code of Business Ethics and Conduct

16.1 Letter regarding change in certifying accountant from Randy Simpson, CPA, PC to Moores Rowland, Chartered Accountants, Certified Public Accountants effective May 6, 2003. (6)

17.1 Letter from Mr. Weijiang Yu resigning from position as President and Director to the Company, dated _______ and effective February 5, 2004.

21.1  List of subsidiaries

31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (7)

-----------------------

* - A number of these agreements are directly translated from agreements originally drafted in Chinese, and conform to Chinese industry standards.
(1) Incorporated by reference from the Company's Current Report on Form 8-K, as filed on February 12, 2003.
(2) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed on April 14, 2003.
(3) Incorporated by reference from the Company's Current Report on Form 8-K, as filed March 25, 2003.
(4) Incorporated by reference from the Company's Current Report on Form 8-K, as filed May 19, 2003.
(5) Incorporated by reference from the Company's registration statement on Form 10-SB, as filed on December 04, 2000.
(6) Incorporated by reference from the Company's Current Report on Form 8-K, as filed May 7, 2003.
(7)   The exhibit furnished shall not be deemed "filed" for the purposes of
      Section 18 of the Securities Exchange Act of 1934, as amended (15 U.S.C.
      78r), or otherwise subject to the liability of that section.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    INDUSTRIES INTERNATIONAL, INC.


                                    ---------------------------------
                                    By:
                                    Title:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates Indicated.

            Name                         Title                      Date

                             Chief Executive Officer,
                             Chairman of the Board
---------------------------- (principal executive officer)
Kit Tsui                                                       March __, 2004
                             President and Director


----------------------------
Hongyan Sun                                                    March __, 2004
                             Secretary and Director

----------------------------
Zhiyong Xu
                                                               March __, 2004
                             Chief Financial Officer and
                             Treasurer (principal
---------------------------- accounting     officer    and
Guoqiong Yu                  principal financial officer)      March __, 2004