Form 10-K/A
period 2003-12-31
INDUSTRIES INTERNATIONAL INC
filed 2004-03-31
CIK 1128252

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

                                TABLE OF CONTENTS

NOTE REGARDING FORWARD-LOOKING STATEMENTS

                                     PART I

ITEM 1.     BUSINESS                                                    5

            Overview                                                    5
            Business Segments                                           7
            Risks Attendant to the Company's Foreign Operations         22

ITEM 2.     PROPERTY                                                    26

ITEM 3.     LEGAL PROCEEDINGS                                           26

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         26

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                        27

            Equity Compensation Plan Information                        27

ITEM 6.     SELECTED FINANCIAL DATA                                     30

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS                        30

            Results of Operations                                       30
            Liquidity and Capital Resources                             36
            Trends and Uncertainties                                    37
            Off-Balance Sheet Arrangements                              40
            Contractual Obligations                                     40
            Critical Accounting Policies and Estimates                  40

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK  41

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 41

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE                                    42

ITEM 9A.    CONTROLS AND PROCEDURES                                     43

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          43

ITEM 11.    EXECUTIVE COMPENSATION                                      47

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT                                                  51

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              52

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES                      53

                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            OF FORM 8-K                                                 53

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

CORPORATE STRUCTURE

The Company's corporate structure is as follows:

                                  ----------------------------------
                                    Industries International, Inc.
                                  ----------------------------------
                                                    |
                                   100%             |                  100%
                                    |               |                   |
          ------------------------------------------------------------------
          |                         |                                   |
          |                         |                                   |
          |                         |                                   |
 ------------------   ------------------------------      ------------------------------
Sunbest Industries        Broad Faith Limited             Li Sun Power International
      Limited                                                         Limited
 ------------------   ------------------------------      ------------------------------
          |                         |                                   |               \
          |                 95%     |                          72.84    |          90%   \
          |           ------------------------------      --------------------     -------------------------
          |               Shenzhen Kexuntong               Wuhan Lixing Power       Shenzhen Chuang Lixing
          |4.24%          Industrial Co. Ltd.               Sources Co. Ltd.        Power Sources Co. Ltd.
          |           ------------------------------      --------------------     -------------------------
          |                         |                                   |
          |               63.73%    |                          70.7%    |
          |           ------------------------------      ------------------------------
          |               Shenzhen Wonderland               Wuhan Lixing (Torch)Power
          -----------    Communication Science                   Sources Co., Ltd.
                         & Technology Co., Ltd.
                      ------------------------------      ------------------------------




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


                                                            HIGH     LOW
                                                            ----     ---
FISCAL YEAR ENDED 2002
   March 31, 2002.........................................
   June 30, 2002..........................................
   September 30, 2002.....................................
   December 31, 2002......................................

                                                            HIGH     LOW
                                                            ----     ---
FISCAL YEAR ENDED 2003
   March 31, 2003.........................................  4.84     0.20
   June 27, 2003  (June 30 is a holiday)..................  6.00     1.01
   September 30, 2003.....................................  3.50     1.30
   December 31, 2003......................................  3.17     2.05

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

RESULTS OF OPERATIONS

Fiscal Year ended December 31, 2003 Compared to Fiscal Year Ended December 31, 2002

      Revenues

Total revenues for the Company, which include revenues from communications terminal products, battery products, battery testing equipment and lease income, totaled $59,093,000 and $55,077,000 in 2003 and 2002, respectively, an increase of 7.3%. Revenues generated by our communications terminal products operations totaled $34,865,000 and $34,865,000 in 2003 and 2002, respectively, an increase of 8.9%, as a result of growth from the release of three new phone products, which generated sales of $3,875,000, and growth in existing phone sales of $1,010,000.

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

      Operating Expenses

Total operating expenses, which include manufacturing and other costs of sales, sales and marketing expense, general and administrative expense, research and development expense, depreciation and amortization expense, and other operating costs and expenses, totaled $44,838,000 and $34,685,000 in 2002 and 2001, respectively, an increase of 29.3%. Manufacturing and other costs of sales totaled $37,400,000 and $28,146,000 in 2002 and 2001, respectively, an increase of 32.9%.

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


OFF-BALANCE SHEET ARRANGEMENTS

There were no off-balance sheet arrangements.

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

Equity compensation plan

The Company operates an equity compensation plan. Details of the accounting policies can be found in Note 3 to the consolidated financial statements.

Foreign currency translation

The Company considers Renminbi as its functional currency as a substantial portion of the Company's business activities are based in Renminbi.

Transactions in currencies other than functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated to currencies other than functional currency are translated into functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are dealt with in the consolidated statement of operation.

For the convenience of the readers, translation of amounts from Renminbi (Rmb) into United States dollars (USD) has been made at the exchange rate of USD 1.00 = RMB 8.287. No representation is made that the Renminbi amounts could have been or could be converted into the United States dollars at the rates or at any other rates on December 31, 2003.

Stock compensation plan, please refer to note 3 to financial statement.

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
                                                    ============  ============  ============== ============== ============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Randy Simpson, CPA, P.C., the independent accountant who had been engaged by the Company as the principal accountant to audit the Company's consolidated financial statements for the period prior to its merger with Broad Faith, was dismissed effective May 6, 2003. On May 6, 2003, the Company engaged Moores Rowland, Chartered Accountants, Certified Public Accountants as the Company's new principal independent accountants to audit the Company's consolidated financial statements for the year ending December 31, 2003.

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
                            Treasurer
Bin Xu                45    Chairman  and  General  Manager       1993
                            of Lixing Power

(1) Mr. Yu retired in January 2004, and Ms. Hongyan Sun has been appointed as President and Director until her successor is elected and qualified or until her earlier resignation or removal.


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

      BIOGRAPHICAL INFORMATION

DR. KIT TSUI has served as Chairman of the Board of Directors and Chief Executive Officer since February 2003. Prior to the merger, Dr. Tsui served as the Chairman of Shenzhen Kexuntong Industrial Company Limited ("Kexuntong"), a subsidiary of the Company from January 1999 until September 2003. He was also the Chairman of Shenzhen Wonderland Communication Science and Technology Company Limited ("Wonderland"), a subsidiary of Kexuntong since January 1999 until July 2002. Dr. Tsui served as Chairman and Chief Executive Officer of Broad Faith from February 2003 to present. Dr. Tsui has been an entrepreneur since 1991 and he was the founder of Wonderland and Kexuntong and Broad Faith Limited. Dr. Tsui is primarily responsible for the Company's strategic planning and corporate development. Prior to establishing Wonderland, where he acted as its Chairman of the Board of Directors from its inception in 1993, Dr. Tsui served as General Manager of Shenzhen Jinkong Chaoying Industry Co., Ltd., one of the earliest portable game player manufacturers in China, from 1991 to 1993. Dr. Tsui also held a management position at the U.S. Trade Department of Shenzhen Electronics Group from 1989to 1991, where he was responsible for merchandising, management of customer relationship and export to the United States, as well as an executive position with the Planning Commission of Huangshi City Government, Hubei Province, China from 1987 to 1989.

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


Dr. Kit Tsui has served as Chairman of Shenzhen Wonderland Communication Science and Technology Company Limited ("Wonderland"), a subsidiary of Kexuntong, from 1993 until September 2003. He also served as Chairman and Chief Executive Officer of Broad Faith Limited from February, 2003 to Present. None of these entities had independent compensation committees or committees performing separate functions, and matters of executive compensation were determined by the Board of Directors as a whole

Mr. Weijiang Yu has served as an executive officer of Wonderland from January 1999 to 2002, and served as member of the salary committee until his retirement in January 2004. He has also served as an executive officer of Shenzhen Yixiang Chemical Engineering Company in Hubei, China, and unaffiliated company, from 1997 to 1999. None of these entities had independent compensation committees or committees performing separate functions, and matters of executive compensation were determined by the Board of Directors as a whole.

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

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants or convertible securities exercisable or convertible within 60 days of March 25, 2004 are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person, and is based on 31,199,466 shares issued and outstanding on a fully diluted basis, as of March 25, 2004.

-------------------------------------------------------------------------------------------------------------
                           Name and Address               Amount and Nature            Percent
Title of                    Of                          Of Beneficial Ownership           Of
Class                      Beneficial Owners (1)                                        Class (2)
-------------------------------------------------------------------------------------------------------------
Common Stock               Kit Tsui (3)                       10,259,929                32.88%
-------------------------------------------------------------------------------------------------------------
Common Stock & Options     Weijiang Yu (4)                       350,000                 1.12%
-------------------------------------------------------------------------------------------------------------
Common Stock               Guoqiong Yu (5)                        13,000                     *
-------------------------------------------------------------------------------------------------------------
Common Stock & Options     Zhiyong Xu (6)                        162,500                     *
-------------------------------------------------------------------------------------------------------------
Common Stock               Xiaochen Li (7)                       117,974                     *
-------------------------------------------------------------------------------------------------------------
Common Stock               Hongyan Sun (8)                        12,500                     *
-------------------------------------------------------------------------------------------------------------
Common Stock               Bing Xu (9)                           138,116                     *
-------------------------------------------------------------------------------------------------------------
                          All officers and directors
                           as a group (5 persons)             10,915,903                34.99%
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

(2) The number of outstanding shares of common stock of the Company on a fully diluted basis is based upon 31,199,466 as of March 25, 2004 (29,992,944 shares of common stock of the Company, and options and warrants to purchase 1,206,522 shares of common stock of the Company).

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

10.4  Form of Warrant Agreement for Financing conducted February 25, 2004

10.5  Industries International 2003 Equity Incentive Plan (2)

10.6 Agreement by and between Broad Faith Ltd. and Unical Enterprises, Inc. (Northwestern Bell).

10.7 Purchase Agreement by and between WuHan Lixing Power Supply Ltd. Company and Li Gao International Company

10.8 Shenzhen City Real Estate Leasing Agreement by and between the Company and Shanghai Sheng Bang Inspection, dated September 16, 2003.

10.9 Rental Contract by and between the Company and Shenzhen HuaQiao City Real Estate Limited, dated September 21, 2003.

14.1  Code of Ethics Code of Business Ethics and Conduct

16.1 Letter regarding change in certifying accountant from Randy Simpson, CPA, PC to Moores Rowland, Chartered Accountants, Certified Public Accountants effective May 6, 2003. (6)

17.1 Letter from Mr. Weijiang Yu resigning from position as President and Director to the Company, dated January 2, 2003 and effective February 5, 2004.

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

                                    INDUSTRIES INTERNATIONAL, INC.

                                    /s/ Kit Tsai
                                    ---------------------------------
                                    By:    Dr. Kit Tsai
                                    Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and the capacities and on the dates Indicated.

            Name                         Title                      Date

                             Chief Executive Officer,
/s/ Kit Tsai                 Chairman of the Board
---------------------------- (principal executive officer)
Kit Tsui                                                       March 30, 2004
                             President and Director

/s/ Hongyan Sun
----------------------------
Hongyan Sun                                                    March 30, 2004
                             Secretary and Director
/s/ Zhiyong Xu
----------------------------
Zhiyong Xu
                                                               March 30, 2004
                             Chief Financial Officer and
/s/ Guoqiong Yu              Treasurer (principal
---------------------------- accounting officer and
Guoqiong Yu                  principal financial officer)      March 30, 2004