Form 10-K/A
period 2003-12-31
INDUSTRIES INTERNATIONAL INC
filed 2004-04-20
CIK 1128252

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

================================================================================
Industries International Incorporated (the "Company") reported the historical financial information in US Dollars instead of RMB in the amendment. The Company will report all future audited financial information in US Dollars.

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

Moores Rowland Mazars

Chartered Accountants
Certified Public Accountants
Hong Kong

Date: March 30, 2004

Industries International, Incorporated

Consolidated Statements of Operations
--------------------------------------------------------------------------------
(amount in thousands, except per share data)

                                                                                       Years ended December 31,
                                                                     Note         2003            2002           2001
                                                                                   USD             USD            USD
Operating revenues
Net sales                                                                       58,977          54,090         42,006
Rental income                                                                      116             987              -
                                                                            --------------  -------------- --------------
Total operating revenues                                              16        59,093          55,077         42,006
                                                                            --------------  -------------- --------------

Operating expenses

Manufacturing and other costs of sales                                          42,598          37,400         28,146
Sales and marketing                                                              2,199           2,039          2,665
General and administrative                                                       2,495           2,190          1,648
Research and development                                                         1,028           1,439          1,516
Depreciation and amortization                                                      557           1,384            258
Other operating costs and expenses                                               4,396             384            451
                                                                            --------------  -------------- --------------
Total operating expenses                                                        53,273          44,836         34,684
                                                                            --------------  -------------- --------------

Operating income                                                                 5,820          10,241          7,322
Interest expenses                                                               (1,023)         (1,602)        (1,740)
Other income, net                                                                  707             295          1,603
                                                                            --------------  -------------- --------------

Income before income taxes and minority interest                                 5,504           8,934          7,185
Provision for income taxes                                            14        (1,008)           (888)          (503)
                                                                            --------------  -------------- --------------

Income before minority interest                                                  4,496           8,046          6,682
Minority interest in income of consolidated subsidiaries                        (3,314)         (3,010)        (2,890)
                                                                            --------------  -------------- --------------

Net income                                                                       1,182           5,036          3,792
                                                                            ==============  ============== ==============


Earnings per share:

Basic weighted average number of common stock outstanding                       21,623          18,007         18,007
                                                                            ==============  ============== ==============

Basic net income per common stock                                                 0.05            0.28           0.21
                                                                            ==============  ============== ==============


The accompanying notes are an integral part of these consolidated financial statements.

Industries International, Incorporated

Consolidated Balance Sheets
--------------------------------------------------------------------------------
(amount in thousands)


                                                                                              As of December 31,
                                                                                       ---------------------------------
                                                                                              2003               2002
                                                                              Note             USD                USD
ASSETS

Current assets:
Cash and cash equivalents                                                                   32,607             15,359
Marketable securities                                                           6                -              1,524
Guaranteed investment contract                                                               1,210              1,210
Accounts receivable, net                                                                    19,034             16,643
Due from related parties                                                                     1,821              1,691
Due from director and employees                                                                  -                 22
Inventories                                                                     7            3,064              4,450
Plant and equipment held for sales                                                               -              7,819
Prepaid expenses and other current assets                                                    2,274              4,101
                                                                                       --------------     --------------
Total current assets                                                                        60,010             52,819
Goodwill                                                                      2 (c)          1,761                 71
Property, plant and equipment, net                                              8            9,136             11,254
                                                                                       --------------     --------------

Total assets                                                                                70,907             64,144
                                                                                       ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Debts maturing within one year                                                 10           11,795             17,053
Accounts payable - trade                                                                     7,142              6,565
Due to related parties                                                                          19                182
Due to principal stockholder                                                                 7,821              8,026
Other payable                                                                                5,420              5,418
Tax payable                                                                                    967              1,421
Accrued expenses and other accrued liabilities                                               4,883              5,313
                                                                                       --------------     --------------

Total current liabilities                                                                   38,047             43,978
                                                                                       --------------     --------------

Non-current liabilities

Long-term debts                                                                10            2,419                  -
                                                                                       --------------     --------------

Minority interests in consolidated subsidiaries                                             10,878              8,496
                                                                                       --------------     --------------

Commitments and contingencies                                                  18                -                  -

Stockholders' equity:

Common stock                                                                   11            1,102                725

Additional paid-in capital                                                                  18,750                  -
Deferred stock compensation                                                    15          (12,500)                 -
Dedicated reserves                                                                           3,479              2,580
Retained earnings                                                                            8,732              8,449
Accumulated other comprehensive loss                                                             -                (84)
                                                                                       --------------     --------------
Total stockholders' equity                                                                  19,563             11,670
                                                                                       --------------     --------------

Total liabilities and stockholders' equity                                                  70,907             64,144
                                                                                       ==============     ==============


The accompanying notes are an integral part of these consolidated financial statements.

Industries International, Incorporated

Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income / Loss
--------------------------------------------------------------------------------
(amount in thousands, except share data)



                                                  Common stock
                                          ------------------------------
                                                                                 Additional
                                             Number of                              paid-in        Deferred stock
                                                shares           Amount             capital          compensation
                                          -------------     ------------    ----------------    ------------------
                                                                   USD              USD                      USD
Balance at January 1, 2001                  18,007,330             725                -                        -

Comprehensive income:

Net income                                           -               -                -                        -
Other comprehensive loss
   Net unrealizable loss on marketable
        securities                                   -               -                -                        -

Total comprehensive income

Transfer to dedicated reserves                       -               -                -                        -
                                          -------------     ------------    ----------------    ------------------
Balance at December 31, 2001                18,007,330             725                -                        -
Comprehensive income:
Net income                                           -               -                -                        -
Other comprehensive loss
   Net unrealizable loss on marketable
        securities                                   -               -                -                        -

Total comprehensive income

Transfer to dedicated reserves                       -               -                -                        -
                                          -------------     ------------    ----------------    ------------------
Balance at December 31, 2002                18,007,330             725                -                        -

Comprehensive income:
Net income                                           -               -                -                        -
Other comprehensive loss
   Realization of loss on disposal of
      marketable securities                          -               -                -                        -

Total comprehensive loss

Transfer to dedicated reserves                       -               -                -                        -
Acquisition of net liabilities of  IDUL
  (Note 4)                                   1,249,215              50              (66)                       -
Issuance of stock for acquisition of
  minority interest in subsidiary              665,860              27            2,643                        -
Issuance of stock to employee under
  Equity Incentive Plan 2003                 2,525,500             100            8,297                   (8,397)
Issuance of stock to non-employee under
  Equity Incentive Plan 2003                 5,013,385             200            1,453                        -
Issuance of stock & stock option under
  principal stockholder plan                         -               -            6,423                   (5,301)
Amortization of deferred stock
  compensation                                       -               -                -                    1,198
                                          -------------     ------------    ----------------    ------------------
Balance at December 31, 2003                27,461,290           1,102           18,750                  (12,500)
                                          =============     ============    ================    ==================




                                                                                 Accumulated other
                                              Dedicated            Retained          comprehensive
                                               reserves            earnings          income (loss)         Total
                                         ---------------     ---------------    -------------------    ----------------
                                                 USD                USD                    USD              USD
Balance at January 1, 2001                       931              1,270                     48            2,974
                                                                                                       ----------------
Comprehensive income:

Net income                                         -              3,792                      -            3,792
Other comprehensive loss
   Net unrealizable loss on marketable
        securities                                 -                  -                    (94)             (94)
                                                                                                       ----------------
Total comprehensive income                                                                                3,698
                                                                                                       ----------------
Transfer to dedicated reserves                   829               (829)                     -                -
                                         ---------------     ---------------    -------------------    ----------------
Balance at December 31, 2001                   1,760              4,233                    (46)           6,672
Comprehensive income:
Net income                                         -              5,036                      -            5,036
Other comprehensive loss
   Net unrealizable loss on marketable
        securities                                 -                  -                    (38)             (38)
                                                                                                       ----------------
Total comprehensive income                                                                                4,998
                                                                                                       ----------------
Transfer to dedicated reserves                   820               (820)                     -                -
                                         ---------------     ---------------    -------------------    ----------------
Balance at December 31, 2002                   2,580              8,449                    (84)          11,670
                                                                                                       ----------------
Comprehensive income:
Net income                                         -              1,182                      -            1,182
Other comprehensive loss
   Realization of loss on disposal of
      marketable securities                        -                  -                     84               84
                                                                                                       ----------------
Total comprehensive loss                                                                                  1,266
                                                                                                       ----------------
Transfer to dedicated reserves                   899               (899)                     -                -
Acquisition of net liabilities of  IDUL
  (Note 4)                                         -                  -                      -              (16)
Issuance of stock for acquisition of
  minority interest in subsidiary                  -                  -                      -            2,670
Issuance of stock to employee under
  Equity Incentive Plan 2003                       -                  -                      -                -
Issuance of stock to non-employee under
  Equity Incentive Plan 2003                       -                  -                      -            1,653
Issuance of stock & stock option under
  principal stockholder plan                       -                  -                      -            1,122
Amortization of deferred stock
  compensation                                     -                  -                      -            1,198
                                         ---------------     ---------------    -------------------    ----------------
Balance at December 31, 2003                   3,479              8,732                      -           19,563
                                         ===============     ===============    ===================    ================

The accompanying notes are an integral part of these consolidated financial statements.

Industries International, Incorporated

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
(amount in thousands)

                                                                                    Years ended December 31,
                                                                         -----------------------------------------------
                                                                             2003               2002            2001
                                                                              USD                USD             USD
Cash flows from operating activities
Net income                                                                  1,182              5,036           3,792
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                            1,880              2,846           1,506
   Minority interest in net income of consolidated subsidiaries             3,314              3,010           2,890
   Non-cash compensation costs                                              3,979                  -               -
   Provision for doubtful accounts                                            213                111               -
   Net loss on sales, disposal or impairment of long-lived assets and
     marketable securities, net                                               128                325             548
Changes in assets and liabilities, net of effects from acquisitions:
   Accounts receivable, net                                                (2,605)            (1,177)            313
   Inventories, net                                                         1,386              2,253           2,925
   Due from related parties                                                  (130)               415           6,601
     Due from directors and employees                                          22                498            (315)
   Prepaid expenses and other current assets                                1,827             (1,457)            176
   Accounts payable - Trade                                                   577               (585)         (2,198)
   Due to principal stockholder                                              (205)                 -            (158)
   Due to related parties                                                    (163)              (880)         (8,735)
   Tax payable                                                               (454)               406            (649)
   Accrued expenses and other accrued liabilities                            (446)              (167)            551
                                                                         -------------    -------------     ------------
   Net cash provided by operating activities                               10,505             10,634           7,247
                                                                         -------------    -------------     ------------

Cash flows provided by (used in) investing activities
   Acquisition of subsidiaries, net of cash                                     -                  -           4,964
   Acquisition of marketable securities                                         -                  -            (116)
   Acquisition of guaranteed investment contract                                -             (1,210)              -
   Purchase of property, plant and equipment                                 (830)            (1,787)        (10,298)
   Proceeds on disposal of marketable securities                            1,541                  -               -
   Proceeds on disposal of property, plant and equipment                    8,877                 10               -
                                                                         -------------    -------------     ------------

   Net cash provided by (used in) investing activities                      9,588             (2,987)         (5,450)
                                                                         -------------    -------------     ------------

Cash flows used in financing activities

   Borrowings of short-term debt                                           11,799              2,978           5,465
   Repayments of short-term debt                                          (17,064)           (12,313)              -
   Borrowings of long-term debt                                             2,420                  -               -
                                                                         -------------    -------------     ------------

   Net cash from (used in) financing activities                            (2,845)            (9,335)          5,465
                                                                         -------------    -------------     ------------

Net increase (decrease)  in cash and cash equivalents                      17,248             (1,688)          7,262
Cash and cash equivalents, beginning of fiscal year                        15,359             17,047           9,785
                                                                         -------------    -------------     ------------

Cash and cash equivalents, end of fiscal year                              32,607             15,359          17,047
                                                                         =============    =============     ============

Supplemental disclosure of cash flow information Cash paid during the fiscal year for:

   Income tax                                                                 374              1,080             408
   Interest                                                                 1,023              1,590           1,858
                                                                         =============    =============     ============


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

2.       BASIS OF PRESENTATION AND REORGANIZATION (Continued)

         c)       Business combination

         The following combination occurred during the fiscal year 2003:

         Purchase acquisition

         On June 10, 2003, IDUL's ownership in Wondial increased from 65.2924% to 69.5296%, as a result of IDUL acquiring 4,000,000 outstanding shares of Wondial's common stock from a third party. IDUL issued 665,860 restricted shares of common stock of IDUL, for a value of USD2,670, which was based on closing market price of USD4 on March 28, 2003 and recorded a premium in excess of fair value of net assets of Wondial of USD1,690. The changes in the carrying amount of goodwill as of December 31, 2003 are as follows:

                                                               Communication        Battery and
                                                           terminal products   related products          Total
                                                                    USD                 USD               USD
                                                           ------------------- ------------------ -------------------
         Balance as of January 1, 2003                                     -              71               71
         Goodwill acquired during the period                           1,690               -            1,690
                                                           ------------------- ------------------ -------------------
         Balance as of December 31, 2003                               1,689              71            1,761
                                                           =================== ================== ===================

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

         Revenue recognition

         Net sales represent the invoiced value of goods, net of value-added tax ("VAT"), returns and sales incentive. Wondial makes sales to distributors in first-tier distribution channels. These distributors then arrange to sell products to second-tier distribution channels or directly to consumer. These first-tier distributors are generally given privileges to good credit terms but at the same time they are responsible for marketing and repairing the products. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, fee is fixed or determinable, and collectibility is probable. The Company adopts a policy of including handling costs incurred for finished goods, which are not significant, in the sales and marketing expenses. The handling costs for the fiscal years ended December 31, 2003, 2002 and 2001 were USD85, USD173 and USD118, respectively. The Company accrues for warranty costs, sales returns and other allowances based on its experience.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Advertising and promotion costs

         Advertising and promotion costs are expensed when the advertisement or commercial appears in the selected media. Advertising and promotion expenses for the fiscal years ended December 31, 2003, 2002 and 2001 were USD927, USD812 and USD1,868, respectively and are included in sales and marketing expense in the consolidated statements of operations.

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Foreign currency translation
         The Company considers Renminbi as its functional currency as a substantial portion of the Company's business activities are based in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

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

         For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) within stockholders' equity.

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

         Allowance for doubtful accounts
         Accounts receivable are stated at the amount billed to customers plus any accrued and unpaid interest. The Company recognizes allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectible. The Company's estimate is based on a variety of factors, including historical collection experience, existing economic conditions and a review of the current status of the receivable. Interest income and late fees on impaired receivables are recognized only when payments are received. Accounts receivable are presented net of an allowance for doubtful accounts of USD1,752 and USD1,539 as of December 31, 2003 and 2002 respectively.

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                                                                 Year ended December 31,
                                                               2003         2002          2001
                                                                USD          USD           USD

         Net income:
            As reported                                       1,182        5,036         3,792
            Total stock-based compensation expense              (45)           -             -
                                                          -----------  ------------  ------------

            Pro forma                                         1,137        5,036         3,792
                                                          ===========  ============  ============

         Basic net income per share
            As reported                                        0.05         0.28          0.21
                                                          ===========  ============  ============

            Pro forma                                          0.05         0.28          0.21
                                                          ===========  ============  ============

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         The 14,065,972 and 3,941,358 shares, in connection with the recapitalization and merger under common control were included in the computation of earnings per share as if outstanding at the beginning of each period presented and 1,249,215 shares, being the outstanding stock of IDUL as of February 10, 2003, were treated as issued on February 10, 2003 for the historical net monetary liability of IDUL before recapitalization, USD16.

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

6.       MARKETABLE SECURITIES

         The aggregate cost, gross unrealized losses and fair value pertaining to available-for-sales securities are as follows:

                                            As of December 31,
                                       ------------------------------
                                               2003           2002
                                                USD            USD

        Cost                                      -          1,569
        Gross unrealized losses                   -            (45)
                                       -------------    -------------

        Fair value                                -          1,524
                                       =============    =============

         During the fiscal year 2003, all marketable securities were sold for proceeds of USD1,541 and resulted in an insignificant realized gain. The realized and unrealized loss of USD84 and USD38 was recorded for the years ended December 31, 2003 and 2002 respectively. Net unrealized loss reported as a separate component of accumulated other comprehensive income (loss) was USD38 at of December 31, 2002.

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

7.       INVENTORIES

         Inventories comprise the following:

                                                    As of December 31,
                                               ------------------------------
                                                       2003             2002
                                                        USD              USD

        Raw materials                                   891            3,001
        Work-in-progress                                634              706
        Finished goods                                1,539              743
                                               -------------    -------------

                                                      3,064            4,450
                                               =============    =============


8.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment is summarized as follows:

                                                            Estimated useful life
                                                                  (in years)                 As of December 31,
                                                                                    ---------------------------------
                                                                                          2003               2002
                                                                                           USD                USD

        Buildings                                                     35                 5,613              5,496
        Moulds                                                      3 - 5                1,802              2,288
        Plant and machinery                                         5 - 10               5,949              7,529
        Electronic equipment                                          5                  1,633              1,634
        Motor vehicles                                              5 - 8                  935                922
                                                                                    --------------     --------------
                                                                                        15,932             17,869

        Accumulated depreciation                                                        (6,796)            (6,615)
                                                                                    --------------     --------------

                                                                                         9,136             11,254
                                                                                    ==============     ==============

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)


  9.     BANKING FACILITIES

         The Company had various lines of credit under banking facilities as follows:

                                            As of December 31,
                                     ----------------------------------
                                            2003                  2002
                                             USD                   USD
        Facilities granted
        Committed credit lines            14,210                18,389
                                     ===============    ===============

        Utilized
        Committed credit lines            14,210                17,058
                                     ===============    ===============

        Unutilized facilities
        Committed credit lines                 -                 1,331
                                     ===============    ===============

         There are no significant commitment fees or requirements for compensating balances associated with any lines of credit.

         Under the banking facilities arrangements, the Company's banking facilities amounted to USD1,814 as of December 31, 2003 and 2002 were collateralized by guarantees of a Shenzhen city government sponsored corporation, namely Shenzhen Hi-Tech Investment Company Limited ("SHTI", which assists hi-tech companies in Shenzhen to obtain working capital). Each year, Wondial has to report their financial positions for the year to SHTI which will assess the extent of assistance to Wondial.

         As of December 31, 2003 and 2002, the short-term loans of USD726 and USD3,508 were collateralized by corporate guarantees provided by a company controlled by Mr. Tsui Kit and pledge of the Company's property at a carrying value of USD3,331 respectively. Details of guarantees with related party were disclosed in Note 17 below.

10.      DEBTS

         a) Debts maturing within one year

         Debts maturing within one year represented mainly short-term bank loans and were summarized as follows:

                                                       Weighted-average interest       Outstanding debts maturing
                                                                           rates             within one year
                                                     ----------------------------    --------------------------------
                                                                               %                   USD

        As of December 31,
            2003                                                            5.80                 11,795
            2002                                                            6.92                 17,053

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

10.      DEBTS (Continued)

         b) Long-term liabilities

         Long-term debts consisted primarily of bank loans and were summarized as follows

                                                                                             Outstanding loan
                                                    Interest rate          Maturity              amounts
                                            ----------------------    --------------     -------------------------
                                                                %                                  USD
        As of December 31,
            2003                                             5.49       2003 - 2005               2,419
            2002                                                -                                   -


         The interests on amounts borrowed under the various loan agreements are at market rates.

11.      COMMON STOCK

         As of December 31, 2002, the authorized capital of IDUL is USD200 divided into 5,000,000 shares of common stock, par value US dollar 0.04 par value, with one vote for each share.

         As described in Notes 2(a) and 4 above, on February 10, 2003, 1,249,215 shares, represented by the outstanding shares of IDUL before recapitalization, were issued and offset against the additional paid-in capital, for the historical book value of net monetary liability of IDUL before recapitalization, USD16.

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

         During the fiscal year 2003, the total number of shares issued, under Equity Incentive Plan 2003 ("EI Plan") was 7,538,885, par value US dollar 0.04 per share, for a value of USD22,166. These shares are granted to the Company's employees (2,525,000 shares) for a value of USD8,397 at the date of the grant and external consultants (5,013,385 shares) for a value of USD13,769 measured at their then-current fair value as of the financial reporting dates and fair value of services. See Note 15 below for deferred compensation cost under EI Plan.

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

11.      COMMON STOCK (Continued)

         As described in Note 3 above, on June 10, 2003, IDUL issued 665,860 restricted shares of common stock of IDUL, for a value of USD2,670, to acquire an additional 4.2372% interest in an affiliate, Wondial.

         As described in Note 15 below, during the fiscal year 2003, the principal stockholder of IDUL, Mr. Tsui Kit, established a stock plan ("PS Plan") to grant restricted stock awards of 1,281,519 shares, which was issued to him for recapitalizaton and acquisition of LPI, to employee (1,057,666 shares), for a value of USD5,301 and his business associates (223,853 shares), which are suppliers and customers of the Company, for a value of USD1,122 at the date of the grant.

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

         The pension expense for the years ended December 31, 2003, 2002 and 2001 was USD92, USD89 and USD38, respectively.

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

14.      TAXATION

         The Company are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

         As of December 31, 2003 and 2002, IDUL had a net operating loss carry-forward for income tax reporting purposes of approximately USD475 that might be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, following the recapitalization as mentioned before, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements, because the Company believes there is more likely than not the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

         The tax holidays of the Company are comprised of the following:

         a) Income taxes

         The PRC operating subsidiaries are subject to income taxes at a rate of 15% and the sino-foreign equity joint ventures and Wondial are entitled to be exempted from income tax for two years starting from the year profits are first made, followed by a 50% exemption for the next three to eight years. If the tax holiday of the income tax had not existed, the Company's income tax expenses would have been increased by approximately USD1,008, USD888 and USD503 for the years ended December 31, 2003, 2002 and 2001 respectively. Basic earnings per common stock share would have been decreased by approximately USD0.05, USD0.05 and USD0.03 for the fiscal year ended December 31, 2003, 2002 and 2001 respectively.

         b) VAT

         Sales made in PRC are subject to PRC value-added tax at a rate of 17% ("output VAT"). Such output VAT is payable after offsetting VAT paid by the Company on purchases ("input VAT"). Before the fiscal year 2003, under the preferential policy in Shenzhen, any products produced and sold within the Shenzhen is exempted from VAT. Upon verification by Shenzhen National Tax Bureau on an annual basis, the sales proportion exempt from VAT under such preferential policy for 2002 and 2001 was 36% and 56%. Such preferential policy was abolished in 2003. If such tax holiday had not existed, the Company would have an additional VAT payable of approximately USD1,683 and USD2,053 for the years ended December 31, 2002 and 2001, respectively. Basic and diluted earnings per common stock would have been decreased by approximately USD0.09 and USD0.11 for the years ended December 31, 2002 and 2001, respectively.

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

14.      TAXATION (Continued)

         Income tax expense is comprised of the following

                                 Years ended December 31,
                       ---------------------------------------------
                              2003              2002           2001
                               USD               USD            USD


         Current tax         1,008               888            503
                       ============     =============    ===========


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
                                                 ===========     ===========    ===========


         Taxation payable is comprised of the following:

                                          As of December 31,
                                 ----------------------------------
                                           2003               2002
                                            USD                USD

        PRC value-added tax                 375              1,018
        PRC income tax                      586                399
        PRC other taxes                       6                  5
                                 ---------------    ---------------
                                            967              1,422
                                 ===============    ===============

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

15.      STOCK-BASED COMPENSATION (Continued)

         (1)      EI Plan (Continued)

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


15.      STOCK-BASED COMPENSATION (Continued)

         (1)      EI Plan (Continued)

         a) Stock options (Continued)

         Information concerning options issued under EI Plan of the Company in the fiscal year 2003 is presented in the following table:


                                                                                 Number of          Weighted Average
                                                                                   Options            Exercise Price
                                                                             --------------     ---------------------
        Outstanding at beginning of period:                                                -                    -
        - Stock option granted on May 13, 2003                                       550,000                  5.6
        - Stock option granted on June 24, 2003 (Note 15(1)(b)(ii))                  712,500                  6.0
        Exercised                                                                          -                    -
        Cancelled (Note 15(1)(b)(ii)) and                                                                       -
            will be cancelled (Note 15(1)(a))                                       (837,500)
                                                                             ---------------

        Outstanding at end of period                                                 425,000
                                                                             ===============

         b) Stock awards

         During the fiscal year 2003, under EI Plan, the Company has granted stock awards to employees and various external consultants and advisors of the Company.

         i) Stock awards to employees

         The Company applies the provisions of APB No. 25, in accounting for its stock awards. 732,500 and 1,793,000 restricted and unrestricted stock awards respectively, issued at a market value of USD8,397, were granted to employees with total vesting periods of up to five years as prescribed in EI Plan. Recipients are not required to provide consideration for these stock awards to the Company other than rendering service. The awards are recorded at their intrinsic value on the date of grant. Initially, the fair value of the shares is treated as deferred compensation (USD8,397) and is charged to expense over the respective vesting period. As described in Note 16, the Company has changed its business strategy, in the last quarter of the fiscal year 2003, employees related to manufacturing operation of Wondial forfeited their stock restricted awards (67,500 shares) due to termination of employment. The deferred compensation cost and previously recognized compensation expenses of USD297 and USD41 respectively were not reversed in the fiscal year 2003 as these stocks will be returned to the Company and cancelled subsequent to the balance sheet date.

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

15.      STOCK-BASED COMPENSATION (Continued)

         (1)      EI Plan (Continued)

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

         In consideration of an external consultant's (the "Consultant") past services, the Company agreed to pay USD600 and expensed it in the second quarter of fiscal year 2003. Instead of paying the agreed consideration, the services were settled by granting 712,500 shares and 712,500 stock options to the Consultant. On May 21, 2003, 356,250 shares were issued. The remaining 356,250 stocks and 712,500 stock options were subsequently cancelled and compensation expenses previously recognized (USD600) was not reversed.

         For other external consultants, during the fiscal year 2003, 30,187 stock awards were granted for their past services for USD94, measured and expensed all at the approximately quoted market price at the date of grant.

         During the fiscal year 2003, the Company also issued 4,626,948 stock awards of common stocks for services with a period of one to five years. There were no performance commitment date, as defined in EITF 96-18, prior to the completion of performance, thus, all these stock awards (USD1,653) were measured at their then-current fair value as of December 31, 2003 and were recognized on the cliff vesting basis. Approximately USD959 were recognized as expenses for the year ended December 31, 2003.

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

15.      STOCK-BASED COMPENSATION (Continued)

         (2)      PS Plan (Continued)

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

         The Company applies the provisions of APB No. 25, in accounting for its stock awards. In June 2003, 1,057,666 restricted stock awards were granted at a market value of USD6,423 at the date of grant, to employees of the Company. Initially, the total market value of the shares is treated as deferred compensation and is charged to expense over the period of expected services. After the extension of vesting period, the remaining unrecognized original intrinsic value (USD4,834) was recognized over the remaining vesting period from the date of modification.

         As described in Note 16, the Company has changed its business strategy, in the last quarter of the fiscal year 2003, employees related to manufacturing operation of Wondial forfeited their restricted stock awards (80,250 shares) due to termination of employment. The deferred compensation cost and previously recognized compensation expenses were USD341 and USD62 respectively were not reversed in the fiscal year 2003 as these stocks will be returned to the principal stockholder subsequent to the balance sheet date.

         ii) Stock awards to various related business parties of the principal stockholder

         Consistent with the methodology in SFAS No. 123 for equity instruments transferred to non-employees, in June 2003, 223,853 stock awards granted to various business associates, which are suppliers and customers of the Company, at a value of USD1,122, measured at the fair value of the share award grant, were expensed in the second quarter of fiscal year 2003. The fair value of the stock awards granted is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no dividends and the weighted average assumptions described in Note 15(a) above.

         The value of unearned compensation under EI Plan (USD8,397) and PS Plan (USD5,301) are included as a separate component of stockholders' equity. The total compensation expense recognized for all stock awards was USD3,977 respectively for the fiscal year 2003.

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

         In 2001, sales to an external customer of the Company's communication terminal products segment totaled approximately USD5,113 (12%) of the Company's consolidated sales. None of the customers constitute more than 10 percent of the Company's total revenue for the fiscal year 2003 and 2002.

         Summarized below are the Company's segment information by business segment for the years ended December 31, 2003, 2002 and 2001:

                                                                                 Year ended December 31,
                                                                     -----------------------------------------------
                                                                           2003             2002            2001
                                                                            USD              USD             USD
         Segment revenues
         Communication terminal products                                 37,977           34,865          33,513
         Battery testing equipment                                        7,640            8,607           6,193
         Battery products                                                13,360           10,680           2,300
                                                                     ---------------  --------------  --------------
         Segment totals                                                  58,977           54,152          42,006
         Rental income                                                      116              987               -
         Other, adjustment and elimination items                              -              (62)              -
                                                                     ---------------  --------------  --------------

         Total consolidated                                              59,093           55,077          42,006
                                                                     ===============  ==============  ==============

         Segment operating earnings (loss)
         Communication terminal products                                  4,750            4,309           4,011
         Battery testing equipment                                        1,108            2,145           2,574
         Battery products                                                 3,510            2,480             597
                                                                     ---------------  --------------  --------------
         Segment totals                                                   9,368            8,934           7,182
         Recognized compensation expenses                                (3,974)               -               -
         Other, adjustment and elimination items                            110                -               3
                                                                     ---------------  --------------  --------------

         Total consolidated                                               5,504            8,934           7,185
                                                                     ===============  ==============  ==============

         Depreciation and amortization
         Communication terminal products                                  1,305            2,308           1,281
         Battery testing equipment                                          321              112             115
         Battery products                                                   384              512             183
                                                                     ---------------  --------------  --------------
         Segment totals                                                   2,010            2,932           1,579
                                                                     ===============  ==============  ==============

         Interest expenses
         Communication terminal products                                    686            1,218           1,485
         Battery testing equipment                                          121               14              29
         Battery products                                                   216              369             227
                                                                     ---------------  --------------  --------------
         Segment totals                                                   1,023            1,601           1,741
                                                                     ===============  ==============  ==============

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

16.      REPORT ON SEGMENT INFORMATION (Continued)

                                                                            As of December 31,
                                                                           2003               2002
                                                                            USD                USD
         Total assets
         Communication terminal products                                 35,666             37,520
         Battery testing equipment                                       14,944             10,135
         Battery products                                                19,892             17,834
                                                                     ---------------    ---------------
         Segment totals                                                  70,502             65,489
         Other, adjustment and elimination items                            405             (1,345)
                                                                     ---------------    ---------------

         Total consolidated                                              70,907             64,144
                                                                     ===============    ===============


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

                   (Hong Kong) Company Limited ("WTI")

             LPI                                                                 Under common control of Tsui Kit
             WLPS                                                                Under common control of Tsui Kit
                   Wuhan Lixing (Torch) Power Sources
                   Company Limited ("WLTPS")                                     Under common control of Tsui Kit
             Tsui Kit                                                            Principal stockholder and director of IDUL
             BTUEG                                                               Stockholder of Wondial
             Yu Weijiang                                                         Brother-in-law of Tsui Kit
             Xu Dong                                                             Sister of Tsui Kit
             Xu Zhiyong                                                          Brother of Tsui Kit
             Zhang Ernong                                                        General manager of Wondial
                                                                                 Minority shareholder of an affiliate of WLPS
                                                                                 Director and shareholder of WLPS
                                                                                 Director of an affiliate of WTLPS

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)


17.      RELATED PARTY TRANSACTIONS (Continued)

         Summary of related party transactions

                                                                                            As of December 31,
                                                                                     ----------------------------------
                                                                                           2003                   2002
                                                                                            USD                    USD
        Due from related parties (Note (i))
        SLFE                                                                                650                    577
        BTUEG                                                                             1,114                  1,114
        WTI                                                                                  57                      -
                                                                                     ---------------    ---------------

                                                                                          1,821                  1,691
                                                                                     ===============    ===============

        Due from director and employees (Note (i))
        Yu Weijiang                                                                           -                      9
        Xu Dong                                                                               -                      4
        Xu Zhiyong                                                                            -                      4
        Zhang Ernong                                                                          -                      5
        Other employees                                                                       -                      -
                                                                                     ---------------    ---------------

                                                                                              -                     22
                                                                                     ===============    ===============
        Due to related parties (Note (ii))
        WTI                                                                                   -                     49
                                                                                              -                    121
                                                                                             12                     12
                                                                                              7                      -
                                                                                     ---------------    ---------------
                                                                                             19                    182
                                                                                     ===============    ===============
        Due to principal stockholder (Note (ii))
        Tsui Kit                                                                          7,821                  8,026
                                                                                     ===============    ===============

        Guarantor of short term loans                                                      725                      -
                                                                                     ===============    ===============

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

17.      RELATED PARTY TRANSACTIONS (Continued)

         Summary of related party transactions (Continued)

                                            Year ended December 31,
                                 -----------------------------------------------
                                         2003             2002             2001
                                          USD              USD              USD
        Sale of goods
        SLFE                            1,421            2,773                -
                                 =============    =============     ============


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

                  As of December 31, 2003 and 2002, the change of the registered owners of these properties (with a net carrying value of USD1,466) from Mr. Tsui Kit to the Company was still in progress.

18.      COMMITMENTS

(a)      Capital commitments

         The outstanding capital commitments of the Company are as follow:


                                                       As of December 31,
                                                    ----------------------------
                                                          2003             2002
                                                           USD              USD

         Acquisition of moulds and other machinery           -               24
                                                    ===========    =============

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

18.      COMMITMENTS (Continued)

         (b)      Operating leases

         i)       Operating lease expense

         The Company leases certain staff quarters and offices premises under non-cancelable operating leases. Rental expenses under operating leases were USD62, USD274 and USD384 for the fiscal year ended December 31, 2003, 2002 and 2001 respectively. There was no capital lease currently in effect.

         The following table summarizes the approximate future minimum rental payments under non-cancelable operating leases in effect:

                                          As of December 31, 2003
                                         ---------------------------
                                                                 USD

        Year ending December 31
        2004                                                      42
        2005                                                      27
        2006                                                       -
        2007                                                       -
        2008                                                       -
        Thereafter                                                 -
                                         ---------------------------
        Total                                                     69
                                         ===========================


         ii)      Operating lease income

         Operating leases arise from the leases for machinery and equipment to various subcontractors. The lease terms are generally 12 months.

         Depreciation expense for assets subject to operating leases is provided primarily on the straight-line method over the estimated useful life of the assets. Depreciation expense relating to machinery and equipment held as investments in operating leases was USD262, USD966 and USD9 for the years ended December 31, 2003, 2002 and 2001 respectively.

         Investments in operating leases are as follows:


                                                         As of December 31,
                                                 -------------------------------
                                                      2003               2002
                                                       USD                USD

         Machinery and equipment                     3,812             10,498
         Accumulated depreciation                     (887)            (1,690)
                                                 ---------------    ------------

         Net investment in operating leases          2,925              8,808
                                                 ===============    ============

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

18.      COMMITMENTS (Continued)

         (b)      Operating leases (Continued)

         Future minimum rental payments to be received on non-cancelable operating leases are contractually due as follows:

                                                  As of December 31, 2003
                                               ------------------------------
                                                                         USD

        Year ending December 31

        2004                                                             377
        2005                                                             531
        2006                                                               -
        2007                                                               -
        2008                                                               -
        Thereafter                                                         -
                                               ------------------------------

        Total                                                            908
                                               ==============================

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


19.      SUBSEQUENT EVENTS (Continued)

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


20.      QUARTERLY FINANCIAL INFORMATION (Unaudited)

                                                                        Three Months Ended
                                                    ---------------------------------------------------------
                                                       March 31      June 30    September 30   December 31    Total Year
                                                            USD           USD            USD            USD           USD
2003
Operating revenues
Net sales                                                11,454        14,355         15,766         17,402        58,977
Rental income                                                29            29             29             29           116
                                                    ------------  ------------  -------------- -------------- ------------

Total operating revenues                                 11,483        14,384         15,795         17,431        59,093
                                                    ------------  ------------  -------------- -------------- ------------

Operating expenses
Manufacturing and other costs of sales                    8,015        10,209         11,817         12,557        42,598
Sales and marketing                                         540           729            592            338         2,199
General and administrative                                  457           471            427          1,140         2,495
Research and development                                    290           457            386           (105)        1,028
Depreciation and amortization                               136           132            121            168           557
Other operating costs and expenses                          152         2,480          1,025            739         4,396
                                                    ------------  ------------  -------------- -------------- ------------

Total operating expenses                                  9,590        14,478         14,368         14,837        53,273
                                                    ------------  ------------  -------------- -------------- ------------

Operating income                                          1,893           (94)         1,427          2,594         5,820
Interest expenses                                          (262)         (308)          (248)          (205)       (1,023)
Other (expenses) income, net                                 27           (22)            58            644           707
                                                    ------------  ------------  -------------- -------------- ------------

Income (loss) before income taxes and minority

   interest                                               1,658          (424)         1,237          3,033         5,504
Provision for income taxes                                 (174)         (222)          (242)          (370)       (1,008)
                                                    ------------  ------------  -------------- -------------- ------------

Income before minority interest                           1,484          (646)           995          2,663         4,496
Minority interest in income of consolidated
   subsidiaries                                            (587)         (854)          (719)        (1,154)       (3,314)
                                                    ------------  ------------  -------------- -------------- ------------

Net income (loss)                                           897        (1,500)           276          1,509         1,182
                                                    ============  ============  ============== ============== ============


Earnings (loss) per share:
Basic weighted average number of common stock
   outstanding                                           18,695        20,216         22,332         24,661        21,623
                                                    ============  ============  ============== ============== ============

Basic net income (loss) per common stock                   0.05         (0.07)          0.01           0.06          0.05
                                                    ============  ============  ============== ============== ============

Industries International, Incorporated

Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
(amount in thousands, except share data)

20.      QUARTERLY FINANCIAL INFORMATION (Unaudited) (Continued)

                                                                        Three Months Ended
                                                    ---------------------------------------------------------
                                                       March 31       June 30   September 30   December 31    Total Year
                                                            USD           USD            USD            USD           USD
2002
Operating revenues
Net sales                                                10,292        13,625         16,549         13,624        54,090
Rental income                                               247           247            247            246           987
                                                    ------------  ------------  -------------- -------------- ------------

Total operating revenues                                 10,539        13,872         16,796         13,870        55,077
                                                    ------------  ------------  -------------- -------------- ------------

Operating expenses

Manufacturing and other costs of sales                    7,352         9,071         10,697         10,280        37,400
Sales and marketing                                         554           480            685            320         2,039
General and administrative                                  536           510            530            614         2,190
Research and development                                    316           327            389            407         1,439
Depreciation and amortization                               129           539            325            391         1,384
Other operating costs and expenses                            8             8             28            340           384
                                                    ------------  ------------  -------------- -------------- ------------

Total operating expenses                                  8,895        10,935         12,654         12,352        44,836
                                                    ------------  ------------  -------------- -------------- ------------

Operating income                                          1,644         2,937          4,142          1,518        10,241
Interest expenses                                          (449)         (456)          (307)          (390)       (1,602)
Other (expenses) income, net                                 85            89            (23)           144           295
                                                    ------------  ------------  -------------- -------------- ------------

Income before income taxes and minority interest

                                                          1,280         2,570          3,812          1,272         8,934
Provision for income taxes                                 (102)         (230)          (376)          (180)         (888)
                                                    ------------  ------------  -------------- -------------- ------------

Income before minority interest                           1,178         2,340          3,436          1,092         8,046
Minority interest in income of consolidated
   subsidiaries                                            (479)         (874)        (1,245)          (412)       (3,010)
                                                    ------------  ------------  -------------- -------------- ------------

Net income                                                  699         1,466          2,191            680         5,036
                                                    ============  ============  ============== ============== ============


Earnings per share:
Basic weighted average number of common stock
   outstanding                                           18,007        18,007         18,007         18,007        18,007
                                                    ============  ============  ============== ============== ============

Basic net income per common stock                          0.04         0.08            0.12           0.04          0.28
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


Performance Graph

                    [RELATIVE PERFORMANCE GRAPH APPEARS HERE]

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

            Name                         Title                      Date

                             Chief Executive Officer,
/s/ Kit Tsai                 Chairman of the Board
---------------------------- (principal executive officer)
Kit Tsui                                                       April 20, 2004
                             President and Director

/s/ Hongyan Sun
----------------------------
Hongyan Sun                                                    April 20, 2004
                             Secretary and Director
/s/ Zhiyong Xu
----------------------------
Zhiyong Xu
                                                               April 20, 2004
                             Chief Financial Officer and
/s/ Guoqiong Yu              Treasurer (principal
---------------------------- accounting officer and
Guoqiong Yu                  principal financial officer)      April 20, 2004