Form 10-Q
period 2004-03-31
INDUSTRIES INTERNATIONAL INC
filed 2004-05-17
CIK 1128252

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 ---------------

                                    FORM 10-Q

             |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended     March 31, 2004
                                            -----------------------

                                       OR

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from _______________ to _______________

                        Commission file number: 000-32053

                         Industries International, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Nevada                                87-0522115
-------------------------------------  -----------------------------------------
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
     Incorporation or Organization)

                     4/F Wondial Building, Keji South 6 Road
                Shenzhen High-Tech Industrial Park, Shennan Road
                                 Shenzhen, China

    (Address of Principal Executive Offices)              (Zip Code)

Registrant's Telephone Number, including area code   011-86-755-26520839
                                                   -----------------------

                                    - N/A -
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

The Registrant had 30,042,944 shares of common stock, par value $0.01 per share, issued and outstanding as of March 31, 2004.

                               TABLE OF CONTENTS


                                                                           PAGE


PART I   FINANCIAL INFORMATION..............................................1

Item 1.  Financial Statements...............................................1

         Condensed Combined Statements of Operations........................1

         Condensed Combined Balance Sheets..................................2

         Condensed  Combined  Statements of Changes in Stockholders'
            Equity and Comprehensive Income / Loss..........................3

         Condensed Combined Statements of Cash Flows........................4

         Notes to Condensed Combined Financial Statements...................5

Item 2.  Management Discussion and Analysis of Financial Condition
            and Results of Operations......................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risks.......18

Item 4.  Controls and Procedures...........................................18

PART II  OTHER INFORMATION.................................................19

Item 1.  Legal Proceedings.................................................19

Item 2.  Changes in Securities and Use of Proceeds.........................19

Item 3.  Defaults Upon Senior Securities...................................19

Item 4.  Submission of Matters to a Vote of Security Holders...............19

Item 5.  Other Information.................................................19

Item 6.  Exhibits and Reports on Form 8-K..................................19

                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.

CONDENSED COMBINED STATEMENTS OF OPERATIONS
(amount in thousands, except per share data) (Unaudited)

                                                FOR THREE MONTHS ENDED MARCH 31,
                                                      2003          2004
                                                       USD           USD
  OPERATING REVENUES
  Net sales                                            11,454       14,091
  Rental income                                            29           97
                                                   ----------   ----------

  Total operating revenues                             11,483       14,188
                                                   ----------   ----------

  OPERATING EXPENSES
  Manufacturing and other costs of sales                8,015       10,174
  Sales and marketing                                     540          467
  General and administrative                              457          668
  Research and development                                290          281
  Depreciation and amortization                           136          116
  Other operating costs and expenses                      150        1,988
                                                   ----------   ----------

  Total operating expenses                              9,588       13,694
                                                   ----------   ----------

  OPERATING INCOME                                      1,895          494
  Interest expenses                                      (262)        (208)
  Other (expenses) income, net                             27           46
                                                   ----------   ----------

  INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST                                              1,658          333
  Provision for income taxes                             (174)        (291)
                                                   ----------   ----------

  INCOME BEFORE MINORITY INTEREST                       1,484           42
  Minority  interest in  income of combined
  subsidiaries                                           (587)        (567)
                                                   ----------   ----------

  NET INCOME (LOSS)                                       897         (525)
                                                   ==========   ==========

  Earnings (loss) per share:
Basic  weighted average number of common stock
  outstanding                                          19,256       28,322
                                                   ==========   ==========

  Basic net income (loss) per common stock               0.05        (0.02)
                                                   ==========   ==========

    The accompanying notes are an integral part of these condensed combined financial statements.

CONDENSED COMBINED BALANCE SHEETS
(amount in thousands, except per share data)
(Unaudited)

                                             December 31, 2003    March 31, 2004
                                             -----------------    --------------
                                          Note            USD               USD
  ASSETS
  CURRENT ASSETS:
Cash and cash equivalents                                 32,607         33,897
Marketable securities                       6                 --            715
Guaranteed investment contract                             1,210          1,210
Accounts receivable, net                                  19,034         17,600
Due from related parties, director and
  employees                                                1,821          6,168
Inventories                                 7              3,064          4,816
Prepaid expenses and other current
  assets                                                   2,274          1,870
                                                      ----------     ----------

TOTAL CURRENT ASSETS                                      60,010         66,276

Goodwill                                    5              1,761          1,761
Property, plant and equipment, net          8              9,136          8,888
                                                      ----------     ----------

TOTAL ASSETS                                              70,907         76,925
                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Debts maturing within one year                            11,795         11,795
Accounts payable - trade                                   7,142          7,808
Due to principal stockholder                               7,840          7,945
Other payable                                              5,420          5,420
Tax payable                                                  967            905
Accrued expenses and other accrued
  liabilities                                              4,883          4,896
                                                      ----------     ----------

TOTAL CURRENT LIABILITIES                                 38,047         38,769
                                                      ----------     ----------

NON-CURRENT LIABILITIES
Long-term debts                                            2,419          2,419
                                                      ----------     ----------

MINORITY INTERESTS IN COMBINED                            10,878          9,660
  SUBSIDIARIES
                                                      ----------     ----------

STOCKHOLDERS' EQUITY:
Common stock                                4              1,102          1,204
Additional paid-in capital                                18,750         25,139
Deferred stock compensation                              (12,500)       (11,951)
Dedicated reserves                                         3,479          3,705
Retained earnings                                          8,732          8,616
Accumulated other comprehensive loss                          --           (636)
                                                      ----------     ----------


Total stockholders' equity                                19,563         26,077
                                                      ----------     ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                  70,907         76,925
                                                      ==========     ==========

    The accompanying notes are an integral part of these condensed combined financial statements.

CONDENSED  COMBINED   STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'   EQUITY  AND
COMPREHENSIVE INCOME / LOSS
(amount in thousands, except per share data)
(Unaudited)


                                        COMMON STOCK

                                  NUMBER                       ADDITIONAL
                                  OF                            PAID-IN      DEFERRED STOCK
                                  SHARES          AMOUNT         CAPITAL      COMPENSATION
                                -----------    -----------     -----------     -----------
                                                                   USD             USD

BALANCE AT JANUARY 1, 2001       18,007,330            725              --              --

Comprehensive income:
Net income                               --             --              --              --
Other comprehensive loss
  Net unrealizable loss on
     marketable securities               --             --              --              --


Total comprehensive income


Transfer to dedicated
  reserves                               --             --              --              --
                                -----------    -----------     -----------     -----------

BALANCE AT DECEMBER 31, 2001     18,007,330            725              --              --
Comprehensive income:
Net income                               --             --              --              --
Other comprehensive loss
  Net unrealizable loss on
      marketable securities              --             --              --              --


Total comprehensive income


Transfer to dedicated
  reserves                               --             --              --              --
                                -----------    -----------     -----------     -----------

BALANCE AT DECEMBER 31, 2002     18,007,330            725              --              --

Comprehensive income:
Net income                               --             --              --              --
Other comprehensive loss
  Realization of loss on
     disposal of marketable
     securities                          --             --              --              --


Total comprehensive loss


Transfer to dedicated
  reserves                               --             --              --              --
Acquisition of net
  liabilities of  IDUL
  (Note 4)                        1,249,215             50             (66)             --

Issuance of stock for
  acquisition of minority
  interest in subsidiary            665,860             27           2,643              --
Issuance of stock to
  employee under Equity
  Incentive Plan 2003             2,525,500            100           8,297          (8,397)
Issuance of stock to
  non-employee under Equity
  Incentive Plan 2003             5,013,385            200           1,453              --
Issuance of stock & stock
  option under principal
  stockholder plan                       --             --           6,423          (5,301)
Amortization of deferred
  stock compensation                     --             --              --           1,198
                                -----------    -----------     -----------     -----------

BALANCE AT DECEMBER 31, 2003     27,461,290          1,102          18,750         (12,500)
                                ===========    ===========     ===========     ===========

Net income                               --             --              --              --

Transfer to dedicated                    --             --              --              --
  reserves

Issuance of stock to
  investors                       2,521,745            101           5,125              ~~
Issuance of stock to
  non-employee under Equity
  Incentive Plan 2003                59,907              2             161              --
Amortization of deferred
  stock compensation                     --             --              --            1650
                                -----------    -----------     -----------     -----------

                                -----------    -----------     -----------

BALANCE AT MARCH 31, 2004        30,042,942          1,205          24,036         (10,850)
                                ===========    ===========     ===========     ===========


                                                             ACCUMULATED
                                                                OTHER
                                 DEDICATED     RETAINED     COMPREHENSIVE
                                  RESERVES      EARNINGS     INCOME(LOSS)         TOTAL
                                -----------    -----------     -----------     -----------
                                     USD           USD             USD              USD

BALANCE AT JANUARY 1, 2001              931          1,270              48           2,974
                                                                               -----------
Comprehensive income:
Net income                               --          3,792              --           3,792
Other comprehensive loss
  Net unrealizable loss on
     marketable securities               --             --             (94)            (94)
                                                                               -----------

Total comprehensive income                                                           3,698
                                                                               -----------

Transfer to dedicated
  reserves                              829           (829)             --              --
                                -----------    -----------     -----------     -----------

BALANCE AT DECEMBER 31, 2001          1,760          4,233             (46)          6,672
Comprehensive income:
Net income                               --          5,036              --           5,036
Other comprehensive loss
  Net unrealizable loss on
      marketable securities              --             --             (38)            (38)
                                                                               -----------

Total comprehensive income                                                           4,998
                                                                               -----------

Transfer to dedicated
  reserves                              820           (820)             --              --
                                -----------    -----------     -----------     -----------

BALANCE AT DECEMBER 31, 2002          2,580          8,449             (84)         11,670
                                                                               -----------
Comprehensive income:
Net income                               --          1,182              --           1,182
Other comprehensive loss
  Realization of loss on
     disposal of marketable
     securities                          --             --              84              84
                                                                               -----------

Total comprehensive loss                                                             1,266
                                                                               -----------

Transfer to dedicated
  reserves                              899           (899)             --              --
Acquisition of net
  liabilities of  IDUL
  (Note 4)                               --             --              --             (16)

Issuance of stock for
  acquisition of minority
  interest in subsidiary                 --             --              --           2,670
Issuance of stock to
  employee under Equity
  Incentive Plan 2003                     --             --              --              --
Issuance of stock to
  non-employee under Equity
  Incentive Plan 2003                    --             --              --           1,653
Issuance of stock & stock
  option under principal
  stockholder plan                       --             --              --           1,122
Amortization of deferred
  stock compensation                     --             --              --           1,198
                                -----------    -----------     -----------     -----------

BALANCE AT DECEMBER 31, 2003          3,479          8,732              --          19,563
                                ===========    ===========     ===========     ===========

Net income                               --           (526)             --            (526)

Transfer to dedicated                   111           (111)             --              --
  reserves

Issuance of stock to
  investors                              ~~             ~~              ~~           5,226
Issuance of stock to
  non-employee under Equity
  Incentive Plan 2003                    --             --              --             163
Amortization of deferred
  stock compensation                     --             --              --            1650
                                -----------    -----------     -----------     -----------

                                -----------    -----------     -----------     -----------

BALANCE AT MARCH 31, 2004             3,590          8,095              --          26,077
                                ===========    ===========     ===========     ===========

    The accompanying notes are an integral part of these condensed combined financial statements.

CONDENSED COMBINED STATEMENTS OF CASH FLOWS
(amount in thousands)
(Unaudited)

                                                                                  Three months
                                                               fiscal year      ended March 31,
                                                             ---------------    ---------------
                                                                       2003               2004
                                                               USD                 USD
   CASH FLOWS FROM OPERATING ACTIVITIES
   NET INCOME                                                          1,182               (525)
   Adjustments to reconcile net income to
net cash provided by operating activities:
   Depreciation and amortization                                       1,880                116
   Minority interest in net income of consolidated
subsidiaries                                                           3,314                567
   Non-cash compensation costs                                         3,979              1,813
         Provision for doubtful accounts                                 213                (72)
         Net loss on sales, disposal or impairment
       of long-lived assets and marketable securities, net               128                 --


   Changes in assets and liabilities, net of effects
from acquisitions:
   Accounts receivable, net                                           (2,605)             1,434
   Inventories, net                                                    1,386             (1,752)
   Due from related parties                                             (130)            (4,347)
         Due from directors and employees                                 22             (1,563)
   Prepaid expenses and other current assets                           1,827                404
   Accounts payable - Trade                                              577                666
   Due to principal stockholder                                         (205)               105
   Due to related parties                                               (163)                 0
   Tax payable                                                          (454)               (62)
   Accrued expenses and other accrued liabilities                       (446)                13
                                                             ---------------    ---------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES                          10,505             (3,203)
                                                             ---------------    ---------------
   CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES

     Acquisition of subsidiaries, net of cash                             --                 --
     Acquisition of marketable securities                                 --               (715)
     Acquisition of guaranteed investment contract                        --                 --
     Purchase of property, plant and equipment                          (830)               (21)
     Proceeds on disposal of marketable securities                     1,541                 --
     Proceeds on disposal of property, plant and equipment             8,877                  3
                                                             ---------------
     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               9,588               (733)
                                                             ---------------    ---------------
   CASH FLOWS USED IN FINANCING ACTIVITIES
            Issue of share capital                                        --              5,226
     Borrowings of short-term debt                                    11,799              1,814
     Repayments of short-term debt                                   (17,064)            (1,814)
     Borrowings of long-term debt                                      2,420                 --
                                                             ---------------
   NET CASH FROM (USED IN) FINANCING ACTIVITIES                       (2,845)             5,226
                                                             ---------------    ---------------
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               17,248              1,290
   CASH AND CASH EQUIVALENTS, BEGINNING OF FISCAL YEAR                15,359             32,607
                                                             ---------------    ---------------
   CASH AND CASH EQUIVALENTS, END OF FISCAL YEAR                      32,607             33,897
                                                             ===============    ===============

    The accompanying notes are an integral part of these condensed combined financial statements.

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

1.    ORGANIZATION AND DESCRIPTION OF BUSINESS

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

      IDUL and its subsidiaries (collectively referred to as the "Company") are principally engaged in the development, production and distribution throughout China of communications terminal products, mainly corded and cordless telephones which are sold under the trademark, Wondial (TM)
      through a 69.5296% owned affiliate, Shenzhen Wonderland Communication Science & Technology Company Limited ("Wondial"), sale of communications terminal products through a 95% owned affiliate, Shenzhen Leltsj Industires Development Company Limited ("Leltsj") and battery testing equipment and battery products through a 72.84% owned affiliate, Wuhan Lixing Power Sources Company Limited ("WLPS").

2.    PREPARATION OF INTERIM FINANCIAL STATEMENTS

      The accompanying unaudited condensed combined financial statements of Industries International, Inc. (the "Company") and its subsidiaries (collectively referred to as the "Group") as of March 31, 2004 and for the three-month periods ended March 31, 2003 and 2004, have been prepared based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods and include, in the opinion of management, all adjustments (consisting of normal recurring adjustments and reclassifications) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2004 and for all periods presented.

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

      On May 14, 2003, the Company acquired all of the outstanding stock of Li Sun Power International Limited ("LPI"), which held approximately 72.84% interest in Wuhan Lixing Power Sources Company Limited ("WLPS"), a leading lithium and lithium-ion battery manufacturer in the PRC. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, the Company has included in its results of operations for the three-month periods ended March 31, 2003 and 2004 the results of LPI as if the acquisition had occurred as of the beginning of each period presented.

      On May 12, 2003, the board of directors of the Company approved and declared a one-for-four reverse split of the Company's common stock, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share. The number of shares of common stock and per-share amounts shown in these financial statements have been retroactively restated to reflect the reverse split.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("USGAAP") have been condensed or omitted. These condensed combined financial statements should be read in conjunction with the audited financial statements and notes thereto incorporated by reference in the Company's Form 10-K/A for the year ended December 31, 2003 filed on April 20, 2004 and the Form 8-K/A for the information of BFL filed on April 22, 2003 respectively.

      The Company's historical financial information prior to recapitalization, February 10, 2003, is no longer relevant. The results of operations for the three-month periods ended March 31, 2003 and 2004 are not necessarily indicative of the operating results to be expected for the full year. Certain amounts in prior periods' financial statements and related notes have been reclassified to conform to the 2003 presentation.

      The Company considers Renminbi as its functional currency as a substantial portion of the Company's business activities are based in Renminbi. However, the Company has chosen the United States dollar as its reporting currency.

      Transactions in currencies other than functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currency are translated into functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are dealt with in the consolidated statement of operations.

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

3.    EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization, as described in Note 2 above.

      The 14,065,972 and 3,941,358 shares, in connection with the recapitalization and merger under common control, were included in the computation of earnings per share as if outstanding at the beginning of each period presented and 1,249,215 shares, being the outstanding stock of the Company as of February 10, 2003, were treated as issued on February 10, 2003 for the historical net monetary liability of the Company before recapitalization, USD 16.

      Diluted earnings (loss) per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings
      (loss) per share computations also include the dilutive impact of options to purchase common stock which were outstanding during the period calculated by the "treasury stock" method, unvested stock grants and other awards to officers and employees issued in conjunction with the Equity Incentive Plan 2003 ("EI Plan") and PS Plan as described in Note 11 below.

      During the first three-months of fiscal year 2004, the options' exercise prices were greater than the average market price of the common shares and, therefore, the effect of employee stock options is anti-dilutive as to earnings (loss) per share. The Company had no common equivalent shares with a dilutive effect for any period presented, therefore basic and diluted earnings (loss) per share are the same.

4.    COMMON STOCK

      As of December 31, 2002, the authorized capital of the Company is USD 200 divided into 5,000,000 shares of common stock, par value US dollar 0.04 par value, with one vote for each share.

      As described in Note 2 above, on February 10, 2003, 1,249,215 shares, represented by the outstanding shares of IDUL before recapitalization, were issued and offset against the additional paid-in capital, for the historical book value of net monetary liability of IDUL before recapitalization, USD 16.

      On April 10,  2003,  the Company  amended  and  restated  its  Articles of
      Incorporation  to  authorize   125,000,000  shares  of  common  stock  and
      2,500,000 shares of preferred stock.

      On May 12, 2003, the board of directors of the Company approved and declared a one-for-four reverse split of the Company's common stock, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share. The number of common shares and per-share amounts shown in these financial statements has been retroactively restated to reflect the reverse split. The reverse stock split became effective on June 2, 2003.

      On May 14, 2003, 3,941,358 restricted shares of common stock of the Company, at par value, were issued for the acquisition of a 100% interest in LPI.

      During the fiscal year 2003, the total number of shares issued, under the EI Plan was 7,538,885, par value US dollar 0.04 per share, for a value of USD22,166. These shares are granted to the Company's employees (2,525,000 shares) for a value of USD 8,397 at the date of the grant and external consultants (5,013,385 shares) for a value of USD 13,769 measured at their then-current fair value as of the financial reporting dates and fair value of services. See Note 11 below for deferred compensation cost under EI Plan.

      As described in Note 8(b) below, on June 10, 2003, the Company issued 665,860 restricted shares of common stock of the Company, for a value of USD2,670, to acquire an additional 4.2372% interest in an affiliate, Wondial.

      As described in Note 11 below, during the fiscal year 2003, the Company established a stock plan ("PS Plan") to grant restricted stock awards of 1,281,519 shares, of which 1,057,666 were issued to an employee and 233,853 were issued to business associates.

      During the first quarter of fiscal year 2004, the total number of shares issued, under the EI Plan was 59,907, par value USD 0.04 per share, for a value of USD 163. These shares are granted to the Company's external consultants for a value of USD 163 measured at their then-current fair value as of the financial reporting dates and fair value of services. See
      Note 11 below for deferred compensation cost under the EI Plan.

      During the first quarter of fiscal year 2004, Company issued 2,521,745 common stock to investors, par value US dollar 0.04 per share, for an aggregate consideration of USD 5.8 million. The Company intends to use the proceeds to finance acquisitions

5.    BUSINESS COMBINATION

      The following combinations occurred during fiscal year 2003:

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

      The recapitalization transaction was effected by an exchange of stock under which the sole stockholder of BFL, Mr. Kit Tsui, had exchanged all of the outstanding shares (2 shares) of BFL for 14,065,972 new shares of IDUL.

      In the recapitalization, historical stockholders' equity of the accounting acquirer, BFL, prior to the merger was retroactively restated for the equivalent number of shares received (14,065,972 shares) in the merger with an offset to additional paid-in capital. Retained earnings of the accounting survivor, BFL, is carried forward after the recapitalization. Operations prior to the recapitalization are those of the accounting survivor, BFL. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, IDUL. Following the recapitalization, IDUL held 100% of the issued and outstanding shares of BFL and Mr. Kit Tsui (and/or his designees) became the principal stockholder of IDUL.

      b)    Merger under common control

      On May 14, 2003, IDUL acquired all issued and outstanding shares of Li Sun Power International Limited ("LPI"), a company incorporated in the British Virgin Islands on September 19, 2000, from Mr. Kit Tsui, who is the majority stockholder of IDUL as well as the Chief Executive Officer and a director of IDUL. By acquiring the capital stock of LPI, IDUL becomes the beneficial owner of LPI's approximately 72.84% interest in WLPS, a leading lithium and lithium-ion battery manufacturer in the PRC. The acquisition of LPI is intended to enhance the Company's consolidated competitive position in both telephone and battery markets in the PRC. The consideration for the merger was 3,941,358 restricted shares of common stock of IDUL and in obligation of payment of USD 7,662, which shall be in the form of a promissory note payable in cash or common stock of IDUL at the discretion of IDUL.

      Since IDUL acquired shares in LPI from its controlling stockholder, Mr. Kit Tsui, the transaction was considered a transfer among companies under common control. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combination" (Appendix D), the method of accounting for such transfer of equity interests was similar to the pooling of interest method and the acquisition is reflected as if it had occurred at the beginning of the earliest period presented.

      The entire 3,941,358 restricted shares of common stock of IDUL was considered outstanding from the beginning of the period and recorded at the carrying amount of the net assets of LPI, without regard to the fair value of the stock. The obligation of USD7,662 to Mr. Kit Tsui was recorded as due to a principal stockholder of the Company as of the beginning of the earliest period presented. See "Recent issued accounting pronouncements" within Note 3 below for the adoption of SFAS No. 150.

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

                                          BATTERY
                                        COMMUNICATION     AND
                                          TERMINAL       RELATED
                                          PRODUCTS      PRODUCTS        TOTAL
                                            USD            USD           USD

      Balance as of January 1, 2003            -           71             71
      Goodwill  acquired during the
        period                             1,690            -          1,690
                                       --------------- -----------  ------------

      Balance  as of  December  31,
        2003                               1,689           71          1,761
                                       =============== ===========  ============


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

6.    MARKETABLE SECURITIES

      The aggregate cost, gross unrealized losses and fair value pertaining to available-for-sales securities are as follows:
                                                             AS OF MARCH 31,
                                                          ----------------------
                                                               2004      2003
                                                                USD       USD

      Cost                                                        -     1,569
      Gross unrealized gain                                                 6
                                                          ----------  ----------
      Gross unrealized losses                                     -       (45)
                                                          ----------  ----------
      Fair value                                                  -     1,530
                                                          ==========  ==========

      During the fiscal year 2003, all marketable securities were sold for proceeds of USD1,541 and resulted in an insignificant realized gain.

7.    INVENTORIES
                                                             As of March 31,
                                                         -----------------------
                                                               2004      2003
                                                                USD       USD

      Raw materials                                           1,195     3,857
      Work-in-progress                                        1,285       990
      Finished goods                                          2,336     1,509
                                                         ----------  -----------

                                                             4,816       6,356
                                                         ==========  ===========

8.    PROPERTY, PLANT AND EQUIPMENT, NET

                                           Estimated
                                        useful life (in
                                             years)          AS OF MARCH 31,
                                                        ------------------------
                                                           2004         2003
                                                            USD          USD

      Buildings                                35         5,613        5,496
      Moulds                                 3 - 5        1,802        2,288
      Plant and machinery                    5 - 10       5,949        7,251
      Electronic equipment                     5          1,633        1,634
      Motor vehicles                         5 - 8          935          922
                                                        -----------  -----------
                                                         15,932       17,591

      Accumulated depreciation                           (7,044)      (6,723)
                                                        -----------  -----------

                                                          8,888       10,868
                                                        ===========  ===========

9.    BANKING FACILITIES

      As of March 31, 2004, the total company bank loan was $14,214,000, one year due loan was $11,795,000, long term loan was $2,419,000. All these loans were stated in the Agreement, and the company is paying interest regularly.

10.   TAXATION

      The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

      As of December 31, 2003 and 2002, IDUL had a net operating loss carry-forward for income tax reporting purposes of approximately USD475 that might be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, following the recapitalization as mentioned before, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements, because the Company believes that it is more likely than not the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

11.   STOCK-BASED COMPENSATION

      During the first quarter of fiscal year 2004, the Company has granted 59,907 stock-based awards to an external consultants for their past services for USD163, measured and expensed all at the approximately quoted market price at the date of grant.

      The total compensation expense recognized for all stock awards was USD1,813 for the first quarter of fiscal year 2004.

12.   COMMITMENTS AND CONTINGENCIES

      There was no new operating lease agreement signed nor material outstanding capital commitments since last fiscal year 2003.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

When the words "we", "our" or "the Company" are used in this Quarterly Report on Form 10-Q, they refer to Industries International, Inc. and its subsidiaries, which include the following:

o     Broad Faith Limited ("BFL"), a holding company;

o Shenzhen Kexuntong Industrial Co., Ltd. ("SKI"), a sino-foreign joint venture company established in China that is owned 95% by Industries International, Inc., and which, in turn, owns 72.966% of Shenzhen Wonderland Communication Science and Technology Co., Ltd. ("Wonderland"), a limited liability company; and

o Li Sun Power International Limited ("LPI"), which was acquired by the Company on May 14, 2003 through the purchase of all of LPI's outstanding stock. LPI holds a 72.83% interest in Wuhan Lixing Power Sources Company Limited ("WLPS"), a leading lithium and lithium-ion battery manufacturer, which, in turn, owns (i) 70.7% of Wuhan Lixing (Torch) Power Sources Company Limited ("WLPT"), a sino-foreign joint venture company and (ii) 90% of Shenzhen Chuang Lixing Power Sources Company Limited ("SCLP"), a limited liability company.

Subsequent to the end of first quarter 2004, the Company completed the sale of surplus equipment used to manufacture analog and digital cordless and traditional corded telephones. The purchaser was the Company's Chairman and CEO, Dr. Kit Tsui. The sale is a result of the Company's decision to focus on its much more profitable telecommunications products distribution business, rather than its lower-margin manufacturing operations. The Company is no longer using the assets in its manufacturing business operated by its 95%-owned Shenzhen Kexuntog Industrial (SKI) subsidiary, and it has closed the facility where the equipment was located. Dr. Tsui has paid the Company $12,318,840 and has agreed to surrender 1,206,435 shares of THE COMPANY's common stock. In addition, he has agreed to eliminate $7,662,000 in debt that the Company owed him in connection with the sale of a former company to the Company and to assume $8.77 million in bank debt that SKI owed. This consideration is equal to 105% of the appraised value of the net assets of SKI as of December 31, 2003. The CPA firm of Shenzhen Fa Wei provided a fairness opinion in connection with the sale of the assets.

The businesses of the Company and all of its subsidiaries are located in the People's Republic of China.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

NET SALES. The Company's net sales in the three months ended March 31, 2004 and March 31, 2003 were $14,091,000 and $11,454,000, respectively, an increase of $2,637,000, or 23.02%. Sales for the Company's telecommunication products were $8,788,000 and $6,642,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, an increase of $2,145,000, or 32.3%. The main reasons for the increase include the introduction of a new phone model and the establishment of a new sales network. In the three months ended March 31, 2004 and March 31, 2003, the Company's sales revenues for battery and battery examining equipment products were $5,303,000 and $4,812,000, respectively, an increase of $491,000, or 10.21%. The main reason for the increase was an increase in market demand.

MANUFACTURING AND OTHER COSTS OF SALES. The Company's cost of sales for the three months ended March 31, 2004 and March 31, 2003 were $10,174,000 and $8,015,000, respectively, an increase of $2,159,000, or 26.94%. The cost of sales for the Company's telecommunication products were $7,026,000 and $5,129,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, an increase of $1,897,000, or 37.00%. The cost of sales for battery and battery examining equipment products were $3,148,000 and $2,886,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, an increase of $261,000, or 9.06%. The main reasons for the increase include an increase in sales that resulted in an increase in cost and an increase in the expense of equipment maintenance or repairs.

SALES AND MARKETING EXPENSES. The Company's sales and marketing expenses for the three months ended March 31, 2004 and March 31, 2003 were $467,000 and $540,000, respectively, a decrease of $73,000, or 13.58%. Sales and marketing expenses include salary and benefits of sales personnel, advertising expenses, sales service expenses, business trips and socializing expenses. The sales and marketing expenses for the Company's telecommunication products were $195,000 and $267,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, a decrease of $72,000, or 26.91%. The sales and marketing expenses for the Company's battery and battery examining products were $271,000 and $273,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, a decrease of $2,000, or 0.98%. The main reasons for the decrease include a decrease in advertising expenses and the fact that the Company's sales network has reached a mature stage.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses for the three months ended March 31, 2004 and March 31, 2003 were $668,000 and $457,000, respectively, an increase of $211,000, or 46.03%. The general and administrative expenses for the Company's telecommunication products were $353,000 and $294,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, an increase of $60,000, or 20.26%. The general and administrative expenses for the Company's battery and battery examining products were $315,000 and $164,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, an increase of $151,000, or 92.31%. The main reason for the increase include an increase in the business trip and socializing expenses of administrators and an increase in payment to [middle organizations].

RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses for the three months ended March 31, 2004 and March 31, 2003 were $281,000 and $290,000, respectively, a decrease of $39,000, or 3.33%. The research and development expenses for the Company's telecommunication products were $164,000 and $203,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, a decrease of $39,000, or 19.20%. The research and development expenses for the Company's battery and battery examining products were $117,000 and $88,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, an increase of $29,000, or 33.43%. The main reasons for the increase include a decrease in the usage of raw materials and products for research and development in the Company's telecommunication products and an increase in expenses in research and development for new products in the Company's battery and battery examining products.

DEPRECIATION AND AMORTIZATION. The Company's depreciation and amortization expenses for the three months ended March 31, 2004 and March 31, 2003 were $116,000 and $136,000, respectively, a decrease of $20,000, or 14.72%.
Depreciation and amortization expenses include the depreciation of the Company's fixed assets (not including depreciation of manufacturing fixed assets which is included in cost of production sales). The depreciation and amortization expenses for the Company's telecommunication products were $87,000 and $111,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, a decrease of $24,000, or 21.61%. The depreciation and amortization expenses for the Company's battery and battery examining products in the three months ended March 31, 2004 and March 31, 2003 were $29,000 and $25,000, respectively, an increase of $4,000, or 15.94%. The main reason for the decrease was the substantial decrease in the depreciation of fixed assets due to the sale of the fixed assets to Cheng De Telecommunication Productions Company, Limited.

OTHER OPERATING EXPENSES. The Company's other operating expenses for the three months ended March 31, 2004 and March 31, 2003 were $1,988,000 and $150,000, respectively, an increase of $1,838,000, or 1225.40%. Other operating expenses include: issued share amortization expenses, duration loss of fixed assets, depreciation reserve for fixed assets, and fine expenses paid. The other operating expenses for the Company's telecommunication products were $0 and $94,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, a decrease of $94,000, or 100%. The other operating expenses for the Company's battery and battery examining products were $24,000 and $56,000 in the three months ended March 31, 2004 and March 31, 2003, respectively, a decrease of $32,000, or 57.17%. The main reason for the increase was the expense amortization of the issued shares that generated a total of $1,988,000.

OPERATING PROFIT. The Company's operating profits for the three months ended March 31, 2004 and March 31, 2003 were $494,000 and $1,894,000, respectively, a decrease of $1,399,000, or 73.90%. The operating profits for the Company's telecommunication products in the three months ended March 31, 2004 and March 31, 2003 were $1,059,000 and $573,000, respectively, an increase of $486,000, or
84.91%. The operating profits for the Company's battery and battery examining products in the three months ended March 31, 2004 and March 31, 2003 were $1,400,000 and $1,321,000, respectively, an increase of $79,000, or 5.95%. The overall decrease is due to the expense amortization of the shares that constituted a large part of other operating expenses and directly affected operating profit.

INTEREST EXPENSE. The Company's interest expenses for the three months ended March 31, 2004 and March 31, 2003 were $208,000 and $262,000, respectively, a decrease of $54,000, or 20.70%. The main reason for the decrease is due to the fact that the Company has partially repaid a bank loan.

BEFORE TAX PROFIT. The Company's before tax profits for the three months ended March 31, 2004 and March 31, 2003 were $333,000 and $1,658,000, respectively. a decrease of $1,325,000, or 79.92%. The before tax profits for the Company's telecommunication products in the three months ended March 31, 2004 and March 31, 2003 were $939,000 and $405,000, respectively, an increase of $534,000 or 131.87%. The before tax profits for the Company's battery and battery examining products in the three months ended March 31, 2004 and March 31, 2003 were $1,358,000 and $1,254,000, respectively, an increase of $104,000, or 8.32%. The main reason for the increase is due to the expense amortization of the shares that constituted a large part of other operating expenses and directly affected the profit amount.

MINORITY SHAREHOLDERS' BEFORE RIGHTS AND INTERESTS PROFIT. The Company's minority shareholders before rights and interests profits for the three months ended March 31, 2004 and March 31, 2003 were $567,000 and $587,000, respectively, a decrease of $20,000, or 3.4%. The minority shareholders before rights and interests profits for the Company's telecommunication products in the three months ended March 31, 2004 and March 31, 2003 were $221,000 and $179,000, respectively, an increase of $42,000, or 23.46%. The minority shareholders before rights and interests profits for the Company's battery and battery examining products in the three months ended March 31, 2004 and March 31, 2003 were $346,000 and $408,000, respectively, a decrease of $62,000, or 15.17%.

NET PROFIT. The Company's net profits for the three months ended March 31, 2004 and March 31, 2003 were -$526,000 and $897,000, respectively, a decrease of $1,423,000, or 158.65%. The net profits for the Company's telecommunication products in the three months ended March 31, 2004 and March 31, 2003 were $608,000 and $183,000, respectively, an increase of $425,000, or 232.45%. The net profits for the Company's battery and battery examining products in the three months ended March 31, 2004 and March 31, 2003 were $830,000 and $714,000, respectively, an increase of $116,000, or 16.25%. The main reason for the decrease is due to the expense amortization of the shares that constituted a large part of the other operating expenses and directly affected net profit.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal year 2004, the Company generated cash of more than $33.9 million, which is used to fund operations. The Company holds short-term debt of $11.8 million and long-term debt of $2.4 million maturing at the end of 2005. Over the last three years, the Company has maintained a policy of reducing outstanding debt, and has successfully reduced its outstanding debt balance each year. The short-term debt has to be repaid within twelve months and can generally be extended for another twelve months. As of March 31, 2004, the Company has not made any additional, significant capital commitments payable during fiscal year 2004. The Company does not anticipate experiencing significant liquidity problems during fiscal year 2004.

The Company has one outstanding promissory note in the amount of $7,662,000 with Dr. Kit Tsui, described in the Form 8-K/A filed on April 22, 2003. The terms of the note do not provide for expiration or maturity, bearing no interest rate, and is payable in cash or the Company's common stock based on mutual agreement. The Company currently has the following debt obligations to six PRC banks.


                                     BORROWING
                                      AMOUNT                    INTEREST
             BANK                    (US$ 000)   MATURITY         RATE
----------------------------------------------------------------------------
Shenzhen Development Bank              2,965     2 Months        6.75%
China Industries and Commerce Bank       726     1 Months        6.03%
China Enterprise Trust Bank            1,814     6 Months        5.36%
Guangdong Development Bank             3,266     5 Months        5.84%
Xingye Bank                            3,024     12 Months       5.25%
Huaxia Bank                            2,419     13 Months       5.49%

Total                                 14,214

All of the above debt has no amortization schedule before maturity. The Company usually enters into another agreement with the banks when the debt matures. The lenders are not affiliates of the Company.

The Company is not currently invested in any marketable securities. During the quarter ended December 31, 2003, it sold all of its the marketable securities, receiving $1,541,000, in order to pay down the Company's short-term debt.

As of March 31, 2004, the Company had a current ratio of 1.71, net working capital of $27,507,000 and net equity of $26,077,000. During the first quarter of fiscal year 2004, our net cash and cash equivalents increased by approximately $1,290,000, from approximately $32,607,000 as of December 31, 2003 to $33,897,000 as of March 31, 2004, an increase of approximately 4.0%.

Net cash used in operating activities during the first quarter of fiscal year 2004 totaled approximately $3,203,000. The Company's primary use of cash was for the purchase of inventory and for the payment of Value Added Tax.

Net cash provided by financing activities for the first quarter of fiscal year 2004 totaled approximately $5,226,000, primarily for the Company is issuance of share capital.

The Company's objective is to further reduce debt. We are currently going through an asset divestiture plan. The Company will further sell some of it telephone manufacturing machines to pay back Dr. Kit Tsui's promissory note.

Other than as described above, on a recapitalization basis, there were no material changes in financial condition from the end of the preceding fiscal year to March 31, 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Our operations are located in China and most of our sales revenues are earned in China, therefore we are not exposed to risks relating to fluctuating currencies or exchange rates. As of March 31, 2004, our bank debt earned interest at a fixed rate.

ITEM 4. CONTROLS AND PROCEDURES

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

                                    PART II

                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

                    None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

                    None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

                    None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                    None.

ITEM 5.     OTHER INFORMATION.

                    None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are filed as part of this report:


            3.1   Articles of Incorporation (1)

            3.2   By-laws, as amended (1)

            31.1 Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Action of 1934 (2)

            31.2 Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (2)

            32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (2)


            (1) Incorporated by reference from the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed on April 14, 2003.

            (2) Filed herewith.

(b) Reports on Form 8-K:

The Company filed current reports on Form 8-K on February 24, 2004 under Item 6 and on March 1, 2004 under Item 5.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED MAY 14, 2004

                                    INDUSTRIES INTERNATIONAL, INCORPORATED

                                    By: /s/ Kit Tsui
                                       -----------------------------------------
                                       Dr. Kit Tsui, Chief Executive Officer

                                    By: /s/ Guoqiong Yu
                                       -----------------------------------------
                                       Guoqiong Yu, Chief Financial Officer