Form 10-K
period 2004-12-31
SIPP International Industries, Inc.
filed 2020-08-24
CIK 1128252

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 000-32053

SIPP INTERNATIONAL INDUSTRIES, INC.
(Exact name of Company as specified in its charter)

Wyoming (formerly Nevada)	39-2079723
(State of incorporation)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, 3rd Floor

New York, New York 10036

(Address of principal executive offices)

(646) 768-8217

(Company’s telephone number, including area code)

Industries International, Incorporated

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

None

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the Company as of the last business day of the Company’s most recently complete second fiscal quarter was $28,599 (computed by reference to the closing price of a share of the Company’s common stock on that date as reported).

As of July 10, 2020, 492,404,893 shares of the issuer’s common stock were issued and outstanding.

Documents Incorporated By Reference: None

i

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Company,” “we,” “our” or “us” refer to Sipp International Industries, Inc f/k/a Industrial International, Inc., unless the context otherwise indicates.

Forward-Looking Statements

Certain statements contained in this report, including statements regarding our business, financial condition, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements. Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made, except as required by federal securities and any other applicable law.

Overview

Sipp International Industries, Inc f/k/a Industrial International, Inc., (the “Company” or “IDUL”), a Nevada corporation, incorporated under the laws of the state of Nevada on January 11, 1991. IDUL was accepted for quotation on the OTC Bulletin Board on December 7, 2001, and organized originally to propose, plan and developing a golf course in either Moapa area or Overton Valley area in Nevada.

As described in Note 2 below, before the reorganization with Broad Faith Limited (“BFL”), a company incorporated under the International Business Companies Act of the British Virgin Islands on February 10, 2003, IDUL was a development stage company, which, other than a proposed golf course project in Nevada, has had no operations. After recapitalization, IDUL exited the development stage in the quarter ended March 31, 2003.

IDUL and its subsidiaries are principally engaged in the development, production and distribution throughout China of communications terminal products, mainly corded and cordless telephones which are sold under the trademark, Wondial (TM) through a 69.5296% owned affiliate, Shenzhen Wonderland Communication Science & Technology Company Limited (“Wondial”) and battery testing equipment and battery products through a 72.84% owned affiliate, Wuhan Lixing Power Sources Company Limited (“WLPS”).

On May 17, 2004, the Company filed its Form 10-Q for the quarter ended March 31, 2004. On May 24, 2004, the Company’s auditors, Moores, Rowland, and Mazars resigned due to a disagreement with the Company and due to the fact that they had not reviewed the Company’s 10-Q filing prior to submission to the SEC. Subsequent to the filing for March 31, 2004, the Company stopped reporting until a Form 15-12G was filed on July 18, 2011. As a result, for the purposes of these financial statements, all assets were considered disposed of as of December 31, 2004, and all liabilities reflected on the Company’s balance sheet as of December 31, 2003, remained and were carryforward without change.

On December 9, 2003, IDUL announced that it has initiated a program to buy back up to 500,000 shares of its outstanding common stock. Before the end of fiscal year 2003, IDUL has entered into an agreement with a third party to repurchase 200,000 shares of common stock of IDUL at USD2.93 per share. The consideration was settled in January 2004.

In January 2004, IDUL’s wholly-owned subsidiary, BFL entered into an agreement to dispose its 95% owned affiliate, Shenzhen Kexuntong Industrial Company Limited (“SKI”) which owned 68.7288% shareholdings in Wondial to its principal stockholder, Mr. Tsui Kit, for a purchase price equal to 105% of the appraised value of net assets of SKI as of December 31, 2003 (the “Purchase Price”). The Purchase Price shall be payable by the cancellation of amount of USD7,662 due to Mr. Tsui Kit in connection with the acquisition of LPI, as described in Note 2 (b) above and the transfer to IDUL of such number of shares of restricted common stock of IDUL owned by Mr. Tsui Kit (the aggregate fair market value of which shall be set at the closing price of such shares as of the date of the execution of the acquisition agreement) equal to the difference between the Purchase Price and the obligation of USD7,662. The disposal is expected to close after March 2004.

On February 25, 2004, IDUL completed a private equity financing pursuant to which it raised gross proceeds of USD5,800. The transaction was a unit offering pursuant to which IDUL issued a total of 2,521,745 shares of common stock together with warrants to purchase an additional 756,530 shares of common stock. The price per unit was $2.30 and the warrant exercise price is $2.70 per share.

On May 24, 2004, the Company received a letter of resignation from its independent auditors, Moores Rowland Mazars (“Moores Rowland”). The letter from Moores Rowland stated that its review of the Company’s March 31, 2004, Form 10-Q Quarterly Report, which was filed with the Securities and Exchange Commission on May 17, 2004, was not complete and therefore the document should not have been filed.

Moores Rowland audited the Company’s financial statements for the years ended December 31, 2002 and 2003. Moores Rowland’s reports on the Company’s financial statements for the years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2002 and 2003, there were no disagreements between the Company and Moores Rowland on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moores Rowland, would have caused Moores Rowland to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements. In addition, there were no such events as described under Item 304(a)(1)(v) of Regulation S-K during such period.

However, during the interim period from January 1, 2004 through the date of Moores Rowland’s resignation on May 24, 2004, there was disagreement between the Company and Moores Rowland in connection with the filing of the March 31, 2004 Form 10-Q Quarterly Report. There are three primary events for which Moores Rowland believes the disclosures were not properly or fully disclosed in such document:

(1)	the SKI Disposal and its completion as defined herein;

(2)	the April 5, 2004 Assignment as defined herein; and

(3)	the Wondial Bankruptcy Order as defined herein.

There was a disagreement between the Company and Moores Rowland as to the issue of whether the Company provided adequate disclosure with respect to the disposal of the SKI assets, either in a Form 8-K Current Report or in the Company’s March 31, 2004, Form 10-Q Quarterly Report filed on May 17, 2004. SKI, a subsidiary of Broad Faith Limited, which is a wholly-owned subsidiary of the Company, was sold to the Company’s Chairman and CEO, Dr. Kit Tsui. The agreement with respect to this transaction was disclosed in the notes to the Company’s financial statements, which were included in the December 31, 2003, Form 10-K Annual Report, and the closing of the transaction was disclosed in the Company’s March 31, 2004, Form 10-Q Quarterly Report. Dr. Tsui acquired SKI’s surplus equipment used to manufacture analog and digital cordless and traditional corded phones so that the Company could focus on the more profitable telecommunications products distribution business. Dr. Tsui paid the Company $12,318,840 by agreeing to surrender 1,206,435 shares of the Company’s common stock. Also, he agreed to eliminate $7.662 million in debt the Company owed him and assumed $8.77 million in bank debt that SKI owed. The accounting firm of Shenzhen Fa Wei provided a fairness opinion in connection with the sale of the assets.

Further, on April 5, 2004, Dr. Tsui, Shenzhen Wonderland Communication Science & Technology Company Limited (“Wondial”), a subsidiary of SKI, and a PRC bank signed an assignment agreement making Wondial the obligor of debt amounting to approximately $25 million, which Dr. Tsui personally owed to a PRC bank. Accordingly, subsequent to April 5, 2004, Wondial owed the bank approximately $25 million. Moores Rowland contends that the assignment occurred before Wondial was seized by the Chinese government on April 27, 2004, which would have been a violation of the Sarbanes-Oxley Act as a related-party transaction had the closing of the SKI Disposal occurred after the April 5, 2004 Assignment. However, the Company maintains that the transaction did not occur in that manner. It is the Company’s position that SKI and, accordingly, Wondial, was disposed of on March 29, 2004, in the sale to Dr. Tsui and not as a result of the April 27, 2004 bankruptcy seizure as alleged by Moores Rowland. Since the April 5, 2004 Assignment and Wondial Bankruptcy Order occurred after the effective date of the SKI Disposal, it is the Company’s position that any transaction between Dr. Kit Tsui and Wondial subsequent to that date would not be deemed a related party transaction.

Finally, Moores Rowland stated that it was unable to complete its review of the March 31, 2004, Form 10-Q Quarterly Report because it was unable to examine a full set of accounting books and records of Wondial for the three months ended March 31, 2004. Such information with respect to the finances and accounting of Wondial had not been provided to Moores Rowland because Wondial’s documents had been seized and its offices closed by the Shenzhen Intermediate People’s Court pursuant to a Bankruptcy Order on April 27, 2004. Moores Rowland noted in its correspondence to the Company that it did not fully review the March 31, 2004, Form 10-Q Quarterly Report and did not have adequate information about Wondial’s operations for the three months ended March 31, 2004. The Company believes that Moores Rowland did have access to this information prior to its seizure. Nevertheless, Moores Rowland believes these issues were not addressed to its satisfaction.

Information may have come to the attention of Moores Rowland that could if further investigated, materially impact the fairness, reliability, or presentation of the financial statements issued subsequent to the date of the December 31, 2003, audited financial statements. However, because of Moores Rowland’s resignation, it was not able to conduct a further investigation. Moores Rowland, in correspondence dated May 14, 2004, advised the Company to file a notice of late filing and cautioned directors not to file the March 31, 2004, Form 10-Q Quarterly Report until its review was complete. Moreover, on May 18, 2004, Moores Rowland advised directors of the Company to (i) file an amendment to the March 31, 2004, Form 10-Q Quarterly Report to notify the Securities and Exchange Commission that a full accounting review had not been completed, (ii) obtain legal advice as to that issue, and (iii) attend to any unresolved matters. The Company maintains that it received correspondence from Moores Rowland indicating that it did review the financial statements contained in the March 31, 2004 Form 10-Q Quarterly Report. The Company is investigating these matters further and will continue to disclose any further information as it arises.

On July 15, 2011, the Company filed Form 15 Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or suspension of duty to file reports under sections 13 and 15(d) of the Securities Exchange Act of 1934.

On July 11, 2019, Custodian Ventures LLC, applied for appointment as Custodian of the Company by the Eighth Judicial District Court of Nevada. On August 28, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as the custodian for Sipp International Industries, Inc., proper notice having been given to the officers and directors of Sipp International Industries, Inc. There was no opposition. On August 29, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer, and Director.

Company is a Blank Check Company

At present, the Company is a development stage company with no revenues, no assets and no specific business plan or purpose. The Company’s business plan is to seek new business opportunities or to engage in a merger or acquisition with an unidentified company. As a result, the Company is a “blank check company” and, as a result, any offerings of the Company’s securities under the Securities Act of 1933, as amended (the “Securities Act”) must comply with Rule 419 promulgated by the Securities and Exchange Commission (the “SEC”) under the Act. The Company’s Common Stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Securities Exchange Act. The Penny Stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about Penny Stocks and the nature and level of risks in the penny stock market.

The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its sales person in the transaction, and monthly account statements showing the market value of each Penny Stock held in the customer’s account. In addition, the Penny Stock rules require that the broker-dealer, not otherwise exempt from such rules, must make a special written determination that the Penny Stock is suitable for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the Penny Stock rules. So long as the common stock of the Company is subject to the Penny Stock rules, it may be more difficult to sell the Company’s common stock.

We are a “Shell Company,” as defined in Rule 405 promulgated by the SEC under the Securities Act. A Shell Company is one that has no or nominal operations and either: (i) no or nominal assets; or (ii) assets consisting primarily of cash or cash equivalents. As a Shell Company, we are restricted in our use of Registrations on Form S-8 under the Securities Act; the lack of availability of the use of Rule 144 by security holders; and the lack of liquidity in our stock.

Form S-8

Shell companies are prohibited from using Form S-8 to register securities under the Securities Act. If a company ceases to be a Shell Company, it may use Form S-8 sixty calendar days, provided it has filed all reports and other materials required to be filed under the Exchange Act during the preceding 12 months (or for such shorter period that it has been required to file such reports and materials after the company files “Form 10 information,” which is information that a company would be required to file in a registration statement on Form 10 if it were registering a class of securities under Section 12 of the Exchange Act. This information would normally be reported on a current report on Form 8-K reporting the completion of a transaction that caused the company to cease being a Shell Company.

Unavailability of Rule 144 for Resale

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a Shell Company. We have identified our company as a Shell Company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a Shell Company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a Shell Company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act, so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a Shell Company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock

Our common stock occasionally trades on the OTC Pink Sheet Market, as there is no active market maker in our common stock. As a result, there is only limited liquidity in our common stock.

We will be deemed a blank check company under Rule 419 of the Securities Act

The provisions of Rule 419 apply to registration statements filed under the Securities Act by a blank check company, such as the Company. Rule 419 requires that a blank check company filing a registration statement deposit the securities being offered and proceeds of the offering into an escrow or trust account pending the execution of an agreement for an acquisition or merger. While we are not currently registering shares for an offering, we may do so in the future.

In addition, an issuer is required to file a post-effective amendment to a registration statement upon the execution of an agreement for an acquisition or merger. The rule provides procedures for the release of the offering funds, if any, in conjunction with the post effective acquisition or merger. The obligations to file post-effective amendments are in addition to the obligations to file Forms 8-K to report for both the entry into a material definitive (non-ordinary course of business) agreement and the completion of the transaction. Rule 419 applies to both primary and re-sale or secondary offerings.

Within five (5) days of filing a post-effective amendment setting forth the proposed terms of an acquisition, the Company must notify each investor whose shares are in escrow, if any. Each such investor then has no fewer than 20 and no greater than 45 business days to notify the Company in writing if they elect to remain an investor. A failure to reply indicates that the person has elected to not remain an investor. As all investors are allotted this second opportunity to determine to remain an investor, acquisition agreements should be conditioned upon enough funds remaining in escrow to close the transaction.

Effecting a business combination

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake A business combination may involve the acquisition of, or merger with, a company which needs to raise substantial additional capital by means of being a publicly trading company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and State securities laws. A business combination may involve a company which may be financially unstable or in its early stages of development or growth.

The Company has not identified a target business or target industry

The Company’s effort in identifying a prospective target business will not be limited to a particular industry and the Company may ultimately acquire a business in any industry Management deems appropriate. To date, the Company has not selected any target business on which to concentrate our search for a business combination. While the Company intends to focus on target businesses in the United States, it is not limited to U.S. entities and may consummate a business combination with a target business outside of the United States. Accordingly, there is no basis for investors in the Company’s common stock to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes many industries which experience rapid growth. In addition, although the Company’s Management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Our Management anticipates that target business candidates will be brought to our attention from various unaffiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Our Management may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis, we may engage these firms in the future, in which event we may pay a finder’s fee or other compensation in connection with a business combination. In no event, however, will we pay Management any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, it is more probable that we will only have the ability to effect a single business combination, if at all. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations with entities operating in multiple industries or multiple areas of a single industry, it is probable that we will lack the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and
●	result in our dependency upon the development or market acceptance of a single or limited number of products, processes or services.

Limited ability to evaluate the target business’ Management

We cannot assure you that our assessment of the target business’ Management will prove to be correct. In addition, we cannot assure you that the future Management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of our director, if any, in the target business cannot presently be stated with any certainty.

While it is possible that our director will remain associated in some capacity with us following a business combination, it is unlikely that he will devote his full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our director will have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent Management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent Management.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations, either directly or through affiliates. Many if not virtually most of these competitors possess far greater financial, human and other resources compared to our resources. While we believe that there are numerous potential target businesses that we may identify, our ability to compete in acquiring certain of the more desirable target businesses will be limited by our limited financial and human resources. Our inherent competitive limitations are expected by Management to give others an advantage in pursuing the acquisition of a target business that we may identify and seek to pursue. Further, any of these limitations may place us at a competitive disadvantage in successfully negotiating a business combination. Our Management believes, however, that our status as a reporting public entity with potential access to the United States public equity markets may give us a competitive advantage over certain privately-held entities having a similar business objective in acquiring a desirable target business with growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from existing competitors of the business we acquire. In particular, certain industries which experience rapid growth frequently attract an increasingly larger number of competitors, including those with far greater financial, marketing, technical and other resources than the initial competitors in the industry in which we seek to operate. The degree of competition characterizing the industry of any prospective target business cannot presently be ascertained. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively, especially to the extent that the target business is in a high-growth industry.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Company has no property.

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Company’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common stock is listed on OTC Markets, and began trading in 2003. The high and low bid prices at quarter ending through December 31, 2004, are as follows:

The last reported sales price of our common stock on the OTCMarkets on July 17, 2020, was $0.013.

FISCAL YEAR ENDED 2003	High	Low
March 31, 2003	4.84	0.20
June 27, 2003 (June 30 is a holiday)	6.00	1.01
September 30, 2003	3.50	1.30
December 31, 2003	3.17	2.05

FISCAL YEAR ENDED 2004	High	Low

March 31, 2004	3.17	2.05
June 30, 2004	3.17	2.05
September 30, 2004	3.17	2.05
December 31, 2004	3.17	2.05

Dividend Policy

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

Holders

As of July 10, 2020, there were 492,404,893 shares of common stock issued and outstanding, which were held by approximately 304 stockholders of record.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Company’s consolidated financial statements, which are included elsewhere in this Form 10-K.

Results of Operations

For the year ended December 31, 2004 compared to the year ended December 31, 2003

Revenue

For the year ended December 31, 2004, the Company generated $-0- in revenues. For the year ended December 31, 2003, the Company generated $-0- in revenues.

Expenses

For the year ended December 31, 2004, we incurred operating expenses in the amount of $-0-. For the year ended December 31, 2003, we incurred operating expenses of $53,273

Net Loss

The Company recorded a net operating loss of $70,907 for the twelve-month period ended December 31, 2004 compared to a net income for the same period in 2003 of $1,182.

Liquidity

As of December 31, 2004, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2004, we had $0 in cash. As of December 31, 2003, we had $32,607 in cash and cash equivalents.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

On December 31, 2004 and December 31, 2003 we have had $-0- in current assets and $60,010 in current assets, respectively. As of December 31, 2004, we had $38,047 in current liabilities. As of December 31, 2003, we had $38,047 in current liabilities.

We had no cash flow from operations during the year ended December 31, 2004.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2004 and 2003, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2004 and 2003, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2004 and 2003, and are included elsewhere in this registration statement.

Going Concern

The Company’s consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss of $70,907 for the year ended December 31, 2004. As of December 31, 2004, the Company had written-off all its assets and had a working capital deficit and stockholders’ deficit of $51,344. These conditions raise substantial doubt about the Company’s ability to continue as a going concern without additional capital contributions. Management’s immediate plans are to restructure the Company’s existing obligations and attempt to raise additional capital and to acquire income producing oil and gas properties.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Critical Accounting Policies

The financial statements and the related notes of our company are prepared in accordance with generally accepted accounting principles in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (hereinafter “FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. The provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (“SFAS No. 148”). SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. In addition, it also amends the disclosure provisions of SFAS 123 to require prominent disclosure about the effects on reported results of an entity’s accounting policy decisions with respect to stock-based employee compensation. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. Prior to the issuance of SFAS No. 148, the Company adopted the fair value based method of accounting for stock-based employee compensation. Thus, the Company’s financial reporting will not be significantly effected by SFAS 148.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” This statement addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities. SFAS No. 146 is applicable to restructuring activities and costs related to terminating a contract that is not a capital lease and one-time benefit arrangements received by employees who are involuntarily terminated. SFAS No. 146 supersedes EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under SFAS No. 146 the cost associated with an exit or disposal activity is recognized in the periods in which it is incurred rather than at the date the Company committed to the exit plan.

This statement is effective for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. Previously issued financial statements will not be restated. The provisions of EITF Issue No. 94-3 will continue to apply for exit plans initiated prior to the adoption of SFAS No. 146.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sipp International Industries, Inc.:

We were engaged to audit the accompanying balance sheets of Sipp International Industries, Inc. (“the Company”) as of December 31, 2004 and 2003 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until June of 2020 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at December 31, 2004 and 2003, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Because of the matters described in the Basis for Disclaimer Opinion paragraph above, however, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Because of the significance of the matters described in the Basis for Disclaimer Opinion paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion. Accordingly, we do not express an opinion on these financial statements.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO
July 31, 2020

SIPP INTERNATIONAL INDUSTRIES, INC.

(UNAUDITED) BALANCE SHEETS

(amounts in thousands except per share data)

	December 31,	December 31,
	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$-	$32,607
Guaranteed investment contract	-	1,210
Accounts receivable, net	-	19,034
Due from related parties	-	1,821
Inventories	-	3,064
Prepaid expenses and other current assets	-	2,274
Total current assets	-	60,010
Goodwill	-	1,761
Property, plant and equipment, net	-	9,136
Total Assets	$-	$70,907

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Debts maturing within one year	$11,795	$11,795
Accounts payable -trade	7,142	7,142
Due to related parties	19	19
Due to principal stockholder	7,821	7,821
Other payable	5,420	5,420
Tax payable	967	967
Accrued expenses and other accrued liabilities	4,883	4,883
Total current liabilities	38,047	38,047

Long term debts	2,419	2,419

Minority Interests in Consolidated Subsidiaries	10,878	10,878

Commitments and contingencies	-	-

Stockholders’ Equity
Common Stock	1,102	1,102
Additional paid- in capital	9,729	18,750
Deferred stock compensation	-	(12,500)
Dedicated reserves	-	3,479
Retained earnings	(62,175)	8,732

Total Stockholders’ Equity (Deficit)	(51,344)	19,563
Total Liabilities and Stockholders’ (Equity)	$-	$70,907

The accompanying notes are an integral part of these financial statements.

SIPP INTERNATIONAL INDUSTRIES, INC.

(UNAUDITED) STATEMENTS OF OPERATIONS

(amounts in thousands except per share data)

	YEARS ENDED
	December 31,	December 31,
	2004	2003
Net sales	$-	$58,977
Rental income	-	116
Total operating revenue	-	59,093

Operating Expenses:
Manufacturing and other cost of sales	-	42,598
Sales and marketing	-	2,199
General and administrative	-	2,495
Research and development	-	1,028
Depreciation and amortization	-	557
Other operating costs	-	4,396
Total operating expenses	-	53,273
Income (Loss) from operations	-	5,820
Other income (expense)
Interest (expense)	-	(1,023)
Other income (loss), net	(70,907)	707
Other (expense) net	(70,907)	(316)
Income (loss) before provision for income taxes	(70,907)	5,504
Provision for income taxes		(1,008)
Income before minority interest	(70,907)	4,496
Minority interest in income of consolidated subsidiaries	-	-
Net income	$(70,907)	$1,182

Basic and diluted earnings(loss) per common share	$(2.58)	$0.05

Weighted average number of shares outstanding	27,461	21,623

The accompanying notes are an integral part of these financial statements.

SIPP INTERNATIONAL INDUSTRIES, INC.

(UNAUDITED) STATEMENTS OF CASH FLOWS

(amounts in thousands except per share data)

	YEARS ENDED
	December 31,	December 31,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(70,907)	$1,182
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on disposal of assets-net of cash	38,840
Depreciation and amortization	-	1,880
Minority interest in net income of consolidated subsidiaries
Non-cash compensation costs	-	3,979
Provision for doubtful accounts	-	213
Net loss on sales, disposal or impairment of long lived assets and marketable securities, net	-	128
Changes in assets and liabilities, net of effects from acquisitions:	-	-
Accounts receivable, net	-	(2,605)
Inventories, net	-	1,386
Due from related parties	-	(130)
Due from directors and employees	-	22
Prepaid expenses and other current	-	1,827
Accounts payable trade	-	577
Due to principal stockholder	-	(205)
Due to related parties	-	(163)
Tax payable	-	(454)
Accrued expenses and other accrued liabiliites	-	-
Net cash provided by operating activities	-	(32,067)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	-	(830)
Proceeds on disposable of marketable securities	-	-
Proceeds on disposable of propert, plant and equipment	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Borrowings of short term debt	-	11,799
Repayments of short term debt	-	(17,064)
Borrowings of long term debt	-	2,420
Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	(32,067)	17,248
Cash At The Beginning Of The Period	32,067	15,359
Cash At The End Of The Period	$-	$32,607

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$374
Cash paid for interest	$-	$1,023

The accompanying notes are an integral part of these financial statements.

SIPP INTERNATIONAL INDUSTRIES, INC.

(UNAUDITED) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands except per share data)

			Additional		Stockholders’
	Common stock		Paid-in	Retained	Equity/
	Shares	Value	Capital	Earnings	(Deficit)

Balance, December 31, 2003	27,461,290	$1,102	$9,729	$8,732	$19,563

Net income (loss)				(70,907)	(70,907)

Balance 31, 2004	27,461,290	$1,102	$9,729	$(62,175)	$(51,344)

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

SIPP INTERNATIONAL INDUSTRIES, INC.

f/k/a Industries International, Incorporated

DECEMBER 31, 2004 AND DECEMBER 31, 2003

(amount in thousands, except share data)

1. DESCRIPTION OF BUSINESS

Sipp International Industries, Inc f/k/a Industrial International, Inc., (the “Company” or “IDUL”), a Nevada corporation, incorporated under the laws of the state of Nevada on January 11, 1991. IDUL was accepted for quotation on the OTC Bulletin Board on December 7, 2001, and organized originally to propose, plan and developing a golf course in either Moapa area or Overton Valley area in Nevada.

As described in Note 2 below, before the reorganization with Broad Faith Limited (“BFL”), a company incorporated under the International Business Companies Act of the British Virgin Islands on February 10, 2003, IDUL was a development stage company, which, other than a proposed golf course project in Nevada, has had no operations. After recapitalization, IDUL exited the development stage in the quarter ended March 31, 2003.

IDUL and its subsidiaries are principally engaged in the development, production and distribution throughout China of communications terminal products, mainly corded and cordless telephones which are sold under the trademark, Wondial (TM) through a 69.5296% owned affiliate, Shenzhen Wonderland Communication Science & Technology Company Limited (“Wondial”) and battery testing equipment and battery products through a 72.84% owned affiliate, Wuhan Lixing Power Sources Company Limited (“WLPS”).

On May 17, 2004, the Company filed its Form 10-Q for the quarter ended March 31, 2004. On May 24, 2004, the Company’s auditors, Moores, Rowland, and Mazars resigned due to a disagreement with the Company and due to the fact that they had not reviewed the Company’s 10-Q filing prior to submission to the SEC. Subsequent to the filing for March 31, 2004, the Company stopped reporting until a Form 15-12G was filed on July 18, 2011. As a result, for the purposes of these financial statements, all assets were considered disposed of as of December 31, 2004, and all liabilities reflected on the Company’s balance sheet as of December 31, 2003, remained and were carryforward without change.

2.  BASIS OF PRESENTATION AND REORGANIZATION

a)  Recapitalization

Effective February 10, 2003, pursuant to an Amended and Restated Agreement and Plan of Share Exchange, IDUL merged with an operating entity, BFL, resulting in the stockholders and management of BFL having actual and effective control of IDUL.

For accounting purposes, the transaction has been treated as a recapitalization of BFL with IDUL being the legal survivor and BFL being the accounting survivor and the operating entity. These transactions are considered as capital transactions in substance rather than business combinations. That is, the historical financial statements prior to February 10, 2003, are those of BFL, even though they were labeled as those of IDUL.

The recapitalization transaction was effected by an exchange of stock under which the sole stockholder of BFL, Mr. Tsui Kit, had exchanged all of the outstanding shares (2 shares) of BFL for 14,065,972 new shares of IDUL.

In the recapitalization, historical stockholders’ equity of the accounting acquirer, BFL, before the merger was retroactively restated for the equivalent number of shares received (14,065,972 shares) in the merger with an offset to additional paid-in capital. Retained earnings of the accounting survivor, BFL, is carried forward after the recapitalization. Operations before the recapitalization are those of the accounting survivor, BFL. Earnings per share for periods prior to the recapitalization are restated to reflect the equivalent number of shares. Upon completion of the transaction, the financial statements become those of the operating company, with adjustments to reflect the changes in equity structure and receipt of the assets/liabilities of the public shell, IDUL. Following the recapitalization, IDUL held 100% of the issued and outstanding shares of BFL and Mr. Tsui Kit (and/or his designees) became the principal stockholder of IDUL.

b)  Merger under common control

On May 14, 2003, IDUL acquired all issued and outstanding shares of Li Sun Power International Limited (“LPI”), a company incorporated in the British Virgin Islands on September 19, 2000, from Mr. Tsui Kit, who is the majority stockholder of IDUL as well as the Chief Executive Officer and a director of IDUL. By acquiring the capital stock of LPI, IDUL becomes the beneficial owner of LPI’s approximately 72.84% interest in WLPS, a leading lithium and lithium-ion battery manufacturer in PRC.

The acquisition of LPI is intended to enhance the Company’s consolidated competitive position in both telephone and battery markets in PRC. The consideration for the merger was 3,941,358 restricted shares of common stock of IDUL and obligation of USD7,662, which shall be in the form of a promissory note payable in cash or common stock of IDUL at the discretion of IDUL.

Since IDUL acquired shares in LPI from its controlling stockholder, Mr. Tsui Kit, the transaction was considered a transfer among companies under common control. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combination” (Appendix D), the method of accounting for such transfer of equity interests was similar to a pooling of interest method and the acquisition is reflected as if it had occurred at the beginning of the earliest period presented.

The entire 3,941,358 restricted shares of common stock of IDUL was considered outstanding from the beginning of the period and recorded at the carrying amount of the net assets of LPI, without regard to the fair value of the stock. The obligation of USD7,662 to Mr. Tsui Kit was recorded as due to a principal stockholder of the Company as of the beginning of the earliest period presented. See “Recent issued accounting pronouncements” within Note 3 below for the adoption of SFAS No. 150.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting principles and basis of consolidation

The consolidated financial statements and accompanying notes are presented and prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). The accompanying consolidated financial statements include the accounts of IDUL and its subsidiaries in which IDUL has a controlling financial interest. See “Basis of financial statements presentation and reorganization” within Note 2 above for more information based on the presentation of the consolidated financial statements.

All significant intercompany accounts and transactions have been eliminated.

Revenue recognition

Net sales represent the invoiced value of goods, net of value-added tax (“VAT”), returns, and sales incentive. Wondial makes sales to distributors in first-tier distribution channels. These distributors then arrange to sell products to second-tier distribution channels or directly to the consumer. These first-tier distributors are generally given privileges to good credit terms but at the same time, they are responsible for marketing and repairing the products. The Company generally recognizes product revenue when persuasive evidence of an arrangement exists, the delivery has occurred, the fee is fixed or determinable, and collectibility is probable. The Company adopts a policy of including handling costs incurred for finished goods, which are not significant, in the sales and marketing expenses. The Company accrues for warranty costs, sales returns, and other allowances based on its experience.

During 2003 and 2002, Wondial offers a customer (“distributor”) a rebate (“sales incentive”) of a specified amount of cash consideration that is redeemable only if the customer completes a specified cumulative level of purchases. The Company recognizes the cost of the offer in a systematic and rational manner over the period in which the underlying revenue transactions that qualify the distributor for the sales incentive take place. According to EITF Issue No.01-9, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”, such sales incentive is treated as a reduction of revenue.

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

Cash equivalents

Cash equivalents include all highly liquid investments, generally with original maturities of three months or less that are readily convertible to a known amount of cash and are so near maturity that they represent the insignificant risk of changes in value because of changes in interest rates.

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

Inventories

All inventories are stated at the lower of weighted average cost or market. Potential losses from obsolete and slow-moving inventories are provided for when identified. Costs of work-in-progress and finished goods are composed of direct materials, direct labor, and an attributable portion of manufacturing overheads.

Property, plant, and equipment

Property, plant, and equipment is stated at original cost less accumulated depreciation and amortization.

The cost of an asset comprises its purchase price and any directly attributable costs of bringing the asset to its present working condition and location for its intended use. Expenditures incurred after the assets have been put into operation, such as repairs and maintenance, overhaul, and minor renewals and betterments, are normally charged to operating expenses in the period in which they are incurred. In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the assets, the expenditure is capitalized.

When assets are sold or retired, their costs and accumulated depreciation are eliminated from the consolidated financial statements and any gain or loss resulting from their disposal is recognized in the year of disposition as an element of other income, net.

Depreciation is provided to write off the cost of property, plant and equipment using the straight-line method at rates based on their estimated useful lives of assets from the date on which they become fully operational and after taking into account their estimated residual values.

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

Earnings per share

The basic earnings per share are computed by dividing income available to common stockholders by the weighted-average number of common stocks outstanding during each period as restated as a result of the recapitalization, merger under common control, and one-for-four reverse split, as described in Notes 2 and 5 respectively. The computation of diluted earnings per share is same to the computation of basic earnings per share except that the weighted-average number of shares outstanding is adjusted to include estimates of additional shares that would be issued if potentially dilutive common stocks had been issued. In addition, income available to common stockholders is adjusted to include any changes in income or loss that would result from the assumed issuance of the dilutive common stocks. There were no dilutive securities outstanding during any of the years.

Foreign currency translation

The Company considers Renminbi as its functional currency as a substantial portion of the Company’s business activities are based in Renminbi.

Transactions in currencies other than functional currency during the year are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are dealt with in the consolidated statement of operation.

Use of estimates

The preparation of the consolidated financial statements in conformity with USGAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reported periods. Actual amounts could differ from those estimates. Estimates are used for, but not limited to, the accounting for certain items such as allowance for doubtful accounts, depreciation, and amortization, inventory allowance, taxes, and contingencies.

Allowance for doubtful accounts

Accounts receivable are stated at the amount billed to customers plus any accrued and unpaid interest. The Company recognizes an allowance for doubtful accounts to ensure trade and other receivables are not overstated due to uncollectible. The Company’s estimate is based on a variety of factors, including historical collection experience, existing economic conditions, and a review of the current status of the receivable. Interest income and late fees on impaired receivables are recognized only when payments are received.

Stock-based compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed in APB 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. Compensation cost for stock-based compensation is measured as the excess, if any, of the market price of its common stock at the date of grant over an amount that must be paid to acquire the stock. Deferred compensation cost on restricted stock awards is shown as a reduction to stockholder’s equity and recognized over the requisite vesting periods.

The Company accounts for non-employee stock-based compensation in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The stock-based awards are measured on the earlier of (1) the performance commitment date or

(1)  The date the services required under the arrangement have been completed and recognized on the cliff vesting basis.

Restricted stocks are nontransferable and subject to forfeiture for periods prescribed by the Company. The employee’s right to the full enjoyment of the stock is conditioned on the future performance of services or on continued employment. When restricted stock is forfeited (the employee terminates prior to the lapsing of restrictions), compensation cost previously recognized is reversed and any unrecognized compensation is charged back to additional paid-in capital.

SFAS No.123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The Company has elected to retain its current method of accounting as described above and has adopted the disclosure requirements of SFAS No.123.

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

Earnings per share

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding during each period as restated as a result of the recapitalization, merger under common control and one-for-four reverse split, as described in Notes 2 and 5.

Diluted earnings per share is computed based upon the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the periods presented. The diluted earnings per share computations also include the dilutive impact of options to purchase common stock which were outstanding during the period calculated by the “treasury stock” method. The performance-based unvested stock which is contingent upon satisfying conditions are not included in the computation of diluted earnings per share until all conditions for issuance are met.

Country risks

The Company may be exposed to the risks as a result of its sales operation being related in PRC. These include risks associated with, among others, the political, economic and legal environmental and foreign currency exchange. The Company’s results may be adversely affected by change in the political and social conditions in PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. The Company’s management does not believe these risks to be significant. There can be no assurance, however, those changes in political and other conditions will not result in any adverse impact.

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

4. DEBTS

Long-term debts consisted primarily of $2,419 in bank loans at an interest rate of 5.49% due in 2005. The interests on amounts borrowed under the various loan, agreements are at market rates.

5. COMMON STOCK

As of December 31, 2002, the authorized capital of IDUL is USD200 divided into 5,000,000 shares of common stock, par value US dollar 0.04 par value, with one vote for each share.

As described in Notes 2(a) and 4 above, on February 10, 2003, 1,249,215 shares, represented by the outstanding shares of IDUL before recapitalization, were issued and offset against the additional paid-in capital, for the historical book value of net monetary liability of IDUL before recapitalization.

On April 10, 2003, IDUL amended and restated its Articles of Incorporation to authorize 125,000,000 shares of common stock and 2,500,000 shares of preferred stock.

On May 12, 2003, the board of directors of IDUL approved and declared a one-for-four reverse split of IDUL’s common stock, thereby decreasing the number of issued and outstanding shares and increasing the par value of each share. The number of common shares and per- share amounts shown in these financial statements have been retroactively restated to reflect the reverse split. The reverse stock split become effective on June 2, 2003.

On May 14, 2003, 3,941,358 restricted shares of common stock of IDUL, at par value, were issued for the acquisition of 100% interest in LPI and were considered outstanding from the beginning of the period as described in Note 2(b) above.

As described in Note 3 above, on June 10, 2003, IDUL issued 665,860 restricted shares of common stock of IDUL, for a value of USD2,670 to acquire an additional 4.2372% interest in an affiliate, Wondial.

As described in Note 8 below, during the fiscal year 2003, the principal stockholder of IDUL, Mr. Tsui Kit, established a stock plan (“PS Plan”) to grant restricted stock awards of 1,281,519 shares, which was issued to him for recapitalization and acquisition of LPI, to employee (1,057,666 shares),

6. DISTRIBUTION OF INCOME

The Company’s income is substantially contributed by two majority-owned subsidiaries, Wondial and WLPS, limited companies incorporated in PRC. Income of Wondial and WLPS is distributable to their stockholders after transfer to dedicated reserves as required under relevant PRC rules and regulations and their articles of association.

Dedicated reserves include statutory surplus reserve and statutory public welfare fund. In accordance with the relevant PRC Companies Law and rules and regulations, Wondial and WLPS, are required to transfer amounts equal to 10% and 5% of its income after taxation to the statutory surplus reserve and statutory public welfare fund respectively.

The statutory surplus reserve can only be utilized to offset prior years’ losses or for capitalization as paid-in capital, whereas the statutory public welfare fund shall be utilized for collective staff welfare benefits such as the building of staff quarters or housing. No distribution of the remaining reserves shall be made other than on liquidation of Wondial and WLPS.

7. PENSION COSTS

As stipulated by PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to a state-sponsored retirement plan approximately 9% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state-sponsored retirement plan is responsible for the entire pension obligations payable to all employees.

8. TAXATION

The Company are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which they operate.

As of December 31, 2004, and 2003, IDUL had a net operating loss carry-forward for income tax reporting purposes of approximately $-0- that might be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, following the recapitalization as mentioned before, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements, because the Company believes there is more likely than not the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

No provision for withholding or United States federal or state income taxes or tax benefits on the undistributed earnings and/or losses of the Company’s subsidiaries has been provided as the earnings of these subsidiaries, in the opinion of the management, will be reinvested indefinitely. Determination of the amount of unrecognized deferred taxes on these earnings is not practical, however, unrecognized foreign tax credits would be available to reduce a portion of the tax liability. Among the Company’s subsidiaries, BFL, SIL and LPI, are not liable for income taxes.

9. STOCK-BASED COMPENSATION

During the fiscal year 2003, IDUL has granted various stock options and stock-based awards under (1) EI Plan and (2) PS Plan which are described below.

(1) EI Plan

EI Plan was approved by IDUL’s board of directors and stockholders on February 28, 2003, and April 7, 2003, respectively. EI Plan is intended to provide incentives to attract, retain and motivate both eligible employees and directors of the Company, as well as consultants, advisors, and independent contractors who provide valuable services to the Company (any such person hereinafter called a “Participant”).

The EI Plan will be administered by the board or by a committee of the board. Within certain limits, the administrator of the EI Plan, whether the board or a committee thereof, will be authorized to select eligible Participants to receive awards under the EI Plan, determine the number of shares included in such awards, determine the form, term, vesting, exercisability, and required payment, if any, of such awards, and to make any other determinations necessary or useful for the administration of the EI Plan. The administrator of the EI Plan may issue options with an exercise price equal to or above 85% of the market price of our common stock at the date of issuance, except that (i) Incentive Stock Options must have an exercise price equal to or above the market price as of the date of issuance, and (ii) options issued to Participants who beneficially own at least 10% of IDUL’s issued and outstanding common stock must have an exercise price equal to or above 110% of the market price on the date of issuance. The administrator of the EI Plan may set any period of time, up to ten years, for the expiration of options, except that options issued to Participants who beneficially own at least 10% of our issued and outstanding common stock must expire within five years from the date of issuance. Options granted under the EI Plan can only be exercised by delivery to the administrator of an exercise agreement in a form approved by the administrator.

Initially, 3,750,000 shares of IDUL’s common stock are reserved for issuance under EI Plan. On October 2, 2003, a further 5,000,000 shares of IDUL are reserved under EI Plan. Under EI Plan, awards may consist of grants of options to purchase IDUL’s common stock (either Incentive Stock Options (for eligible persons) or Non-Qualified Stock Options, as each is defined in the Internal Revenue Code), grants of restricted common stock, or grants of unrestricted common stock.

a) Stock options

Stock options under EI Plan have been granted to officers, other employees and directors to purchase shares of common stock at or above 85% of the market price of IDUL’s common stock at the date of issuance. Generally, these options, whether granted from the current plans, become exercisable over staggered periods, but expire after 10 years from the date of the grant. On May 13, 2003, 425,000 and 125,000 unrestricted stock options were issued to directors of the Company and a non-employee respectively.

As described above, the Company adopted the disclosure requirements of SFAS No. 123, but elected to continue to measure compensation expense in relation to options granted to employees in accordance with APB No. 25. Accordingly, no compensation expense is recorded for the 425,000 stock options granted to employees because the exercise price of IDUL’s stock options is equal to or greater than the market price of the underlying stock on the date of grant. Had compensation expense been determined based on the estimated fair value of options granted in the second quarter of fiscal 2003, consistent with the methodology in SFAS No. 123, net income and earnings per share would have been reduced. See “Stock-based compensation” within Note 3 above for the disclosure under SFAS No. 123.

The options granted had a weighted average “fair value” per share on date of grant of USD4.16. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options’ vesting periods, i.e., 5 years as prescribed under EI Plan. The fair value of the option grant is estimated on the date of the grant using the Black-Scholes option pricing model, assuming no dividends and the following weighted average assumptions used for grants in the fiscal year 2003:

Risk-free interest rate	4.61%
Expected volatility	99.14%
Contractual life	10 years

On May 13, 2003, 125,000 stock options were granted to a non-employee for her five years of service from July 1, 2003. Consistent with the methodology in SFAS No. 123 and according to EITF D-90 “Grantor Balance Sheet Presentation of Unvested, Forfeiture Equity Instruments Granted to a Nonemployee”, those unvested and forfeitable equity instruments was treated as unissued for accounting purposes until the future services are received. In the third quarter of the fiscal year 2003, the non-employee failed to fulfill an obligation under the service agreement and the option will be canceled.

10. REPORT ON SEGMENT INFORMATION

The Company’s operations are classified into three reportable business segments: communication terminal products, mainly corded and cordless telephone which are sold under the trademark, Wondial (TM), battery testing equipment and battery products. The Company’s three reportable business segments are identified separately based on fundamental differences in their operations. There are no material intersegment sales.

11. RELATED PARTY TRANSACTIONS

Name and relationship of related parties

NAME	RELATIONSHIP WITH THE COMPANY
Shenzhen Ligaofa Electronic Company Limited (“SLFE”)	Joint venturer of a PRC affiliate and under control of cousin and mother of
Tsui Kit Wonderland Telecommunication Industrial	Under common control of Tsui Kit
(Hong Kong) Company Limited (“WTI”)
LPI	Under common control of Tsui Kit
WLPS	Under common control of Tsui Kit
Wuhan Lixing (Torch) Power Sources Company	Under common control of Tsui Kit Limited
(“WLTPS”)
Tsui Kit	Principal stockholder and director of IDUL
BTUEG	Stockholder of Wondial
Yu Weijiang	Brother-in-law of Tsui Kit
Xu Dong	Sister of Tsui Kit
Xu Zhiyong	Brother of Tsui Kit
Zhang Ernong	General manager of Wondial
EiUUE-D-DEOA(3)IEuOuO-DI (1)<<E3/4	Minority shareholder of an affiliate of
WLPS Oi(3)<172>O(cent)	Director and shareholder of WLPS
Director of an affiliate of WTLPS

12.  COMMITMENTS

Operating leases

Future minimum rental payments to be received on non-cancelable operating leases are contractually due as follows:

2004	$377
2005	$531

There were no contingent rentals under the respective lease contracts.

13. SUBSEQUENT EVENTS

On December 9, 2003, IDUL announced that it has initiated a program to buy back up to 500,000 shares of its outstanding common stock. Before the end of fiscal year 2003, IDUL has entered into an agreement with a third party to repurchase 200,000 shares of common stock of IDUL at USD2.93 per share. The consideration was settled in January 2004.

In January 2004, IDUL’s wholly-owned subsidiary, BFL entered into an agreement to dispose its 95% owned affiliate, Shenzhen Kexuntong Industrial Company Limited (“SKI”) which owned 68.7288% shareholdings in Wondial to its principal stockholder, Mr. Tsui Kit, for a purchase price equal to 105% of the appraised value of net assets of SKI as of December 31, 2003 (the “Purchase Price”). The Purchase Price shall be payable by the cancellation of amount of USD7,662 due to Mr. Tsui Kit in connection with the acquisition of LPI, as described in Note 2 (b) above and the transfer to IDUL of such number of shares of restricted common stock of IDUL owned by Mr. Tsui Kit (the aggregate fair market value of which shall be set at the closing price of such shares as of the date of the execution of the acquisition agreement) equal to the difference between the Purchase Price and the obligation of USD7,662. The disposal is expected to close after March 2004.

On February 25, 2004, IDUL completed a private equity financing pursuant to which it raised gross proceeds of USD5,800. The transaction was a unit offering pursuant to which IDUL issued a total of 2,521,745 shares of common stock together with warrants to purchase an additional 756,530 shares of common stock. The price per unit was $2.30 and the warrant exercise price is $2.70 per share.

On May 24, 2004, the Company received a letter of resignation from its independent auditors, Moores Rowland Mazars (“Moores Rowland”). The letter from Moores Rowland stated that its review of the Company’s March 31, 2004, Form 10-Q Quarterly Report, which was filed with the Securities and Exchange Commission on May 17, 2004, was not complete and therefore the document should not have been filed.

Moores Rowland audited the Company’s financial statements for the years ended December 31, 2002 and 2003. Moores Rowland’s reports on the Company’s financial statements for the years ended December 31, 2002 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2002 and 2003, there were no disagreements between the Company and Moores Rowland on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moores Rowland, would have caused Moores Rowland to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements. In addition, there were no such events as described under Item 304(a)(1)(v) of Regulation S-K during such period.

However, during the interim period from January 1, 2004 through the date of Moores Rowland’s resignation on May 24, 2004, there was disagreement between the Company and Moores Rowland in connection with the filing of the March 31, 2004 Form 10-Q Quarterly Report. There are three primary events for which Moores Rowland believes the disclosures were not properly or fully disclosed in such document:

(1)	the SKI Disposal and its completion as defined herein;

(2)	the April 5, 2004 Assignment as defined herein; and

(3)	the Wondial Bankruptcy Order as defined herein.

There was a disagreement between the Company and Moores Rowland as to the issue of whether the Company provided adequate disclosure with respect to the disposal of the SKI assets, either in a Form 8-K Current Report or in the Company’s March 31, 2004, Form 10-Q Quarterly Report filed on May 17, 2004. SKI, a subsidiary of Broad Faith Limited, which is a wholly-owned subsidiary of the Company, was sold to the Company’s Chairman and CEO, Dr. Kit Tsui. The agreement with respect to this transaction was disclosed in the notes to the Company’s financial statements, which were included in the December 31, 2003, Form 10-K Annual Report, and the closing of the transaction was disclosed in the Company’s March 31, 2004, Form 10-Q Quarterly Report. Dr. Tsui acquired SKI’s surplus equipment used to manufacture analog and digital cordless and traditional corded phones so that the Company could focus on the more profitable telecommunications products distribution business. Dr. Tsui paid the Company $12,318,840 by agreeing to surrender 1,206,435 shares of the Company’s common stock. Also, he agreed to eliminate $7.662 million in debt the Company owed him and assumed $8.77 million in bank debt that SKI owed. The accounting firm of Shenzhen Fa Wei provided a fairness opinion in connection with the sale of the assets.

Further, on April 5, 2004, Dr. Tsui, Shenzhen Wonderland Communication Science & Technology Company Limited (“Wondial”), a subsidiary of SKI, and a PRC bank signed an assignment agreement making Wondial the obligor of debt amounting to approximately $25 million, which Dr. Tsui personally owed to a PRC bank. Accordingly, subsequent to April 5, 2004, Wondial owed the bank approximately $25 million. Moores Rowland contends that the assignment occurred before Wondial was seized by the Chinese government on April 27, 2004, which would have been a violation of the Sarbanes-Oxley Act as a related-party transaction had the closing of the SKI Disposal occurred after the April 5, 2004 Assignment. However, the Company maintains that the transaction did not occur in that manner. It is the Company’s position that SKI and, accordingly, Wondial, was disposed of on March 29, 2004, in the sale to Dr. Tsui and not as a result of the April 27, 2004 bankruptcy seizure as alleged by Moores Rowland. Since the April 5, 2004 Assignment and Wondial Bankruptcy Order occurred after the effective date of the SKI Disposal, it is the Company’s position that any transaction between Dr. Kit Tsui and Wondial subsequent to that date would not be deemed a related party transaction.

Finally, Moores Rowland stated that it was unable to complete its review of the March 31, 2004, Form 10-Q Quarterly Report because it was unable to examine a full set of accounting books and records of Wondial for the three months ended March 31, 2004. Such information with respect to the finances and accounting of Wondial had not been provided to Moores Rowland because Wondial’s documents had been seized and its offices closed by the Shenzhen Intermediate People’s Court pursuant to a Bankruptcy Order on April 27, 2004. Moores Rowland noted in its correspondence to the Company that it did not fully review the March 31, 2004, Form 10-Q Quarterly Report and did not have adequate information about Wondial’s operations for the three months ended March 31, 2004. The Company believes that Moores Rowland did have access to this information prior to its seizure. Nevertheless, Moores Rowland believes these issues were not addressed to its satisfaction.

Information may have come to the attention of Moores Rowland that could if further investigated, materially impact the fairness, reliability, or presentation of the financial statements issued subsequent to the date of the December 31, 2003, audited financial statements. However, because of Moores Rowland’s resignation, it was not able to conduct a further investigation. Moores Rowland, in correspondence dated May 14, 2004, advised the Company to file a notice of late filing and cautioned directors not to file the March 31, 2004, Form 10-Q Quarterly Report until its review was complete. Moreover, on May 18, 2004, Moores Rowland advised directors of the Company to (i) file an amendment to the March 31, 2004, Form 10-Q Quarterly Report to notify the Securities and Exchange Commission that a full accounting review had not been completed, (ii) obtain legal advice as to that issue, and (iii) attend to any unresolved matters. The Company maintains that it received correspondence from Moores Rowland indicating that it did review the financial statements contained in the March 31, 2004 Form 10-Q Quarterly Report. The Company is investigating these matters further and will continue to disclose any further information as it arises.

On July 15, 2011, the Company filed Form 15 Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934 or suspension of duty to file reports under sections 13 and 15(d) of the Securities Exchange Act of 1934.

On July 11, 2019, Custodian Ventures LLC, applied for appointment as Custodian of the Company by the Eighth Judicial District Court of Nevada. On August 28, 2019, the eight judicial District Court of Nevada appointed Custodian Ventures, LLC as the custodian for Sipp International Industries, Inc., proper notice having been given to the officers and directors of Sipp International Industries, Inc. There was no opposition. On August 29, 2019, the Company filed a certificate of revival with the state of Nevada, appointing David Lazar as, President, Secretary, Treasurer, and Director.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

N/A -The Company did not have any auditors after December 31, 2003

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the lack of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of hiring employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

In order to mitigate the foregoing material weakness, we have engaged an outside accounting consultant with significant experience in the preparation of financial statements in conformity with U.S. GAAP to assist us in the preparation of our financial statements to ensure that these financial statements are prepared in conformity to U.S. GAAP. Management believes that this will lessen the possibility that a material misstatement of our annual or interim financial statements will be prevented or detected on a timely basis, and we will continue to monitor the effectiveness of this action and make any changes that our management deems appropriate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

All Directors of the Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of the Company are appointed by the Board of Directors and hold office until their death, resignation or removal from office. The Directors and Executive Officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
David Lazar	President, CEO, Treasurer, CFO, Secretary, sole Director	29	August 29, 2019

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each current Director, Executive Officer and key employee of the Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Mr. David Lazar, 29, is a private investor with business experience. Mr. Lazar has been a partner at Zenith Partners International since 2013, where he specializes in research and development, sales and marketing. From 2014 through 2015, David was the Chief Executive Officer of Dico, Inc., which was then sold to Peekay Boutiques. Since February of 2018, Mr. Lazar has been the managing member of Custodian Ventures LLC, where he specializes in assisting distressed public companies. Since March 2018, David has acted as the managing member of Activist Investing LLC, which specializes in active investing in distressed public companies. David has a diverse knowledge of financial, legal and operations management, public company management, accounting, audit preparation, due diligence reviews and SEC regulations. David Lazar is also the sole officer and director of Melt, Inc. and Zhongchai Machinery, Inc., both of which are blank check companies. His expertise includes early-stage company capital restructuring, debt financing, capital introductions, and mergers and acquisitions. Mr. Lazar was selected to serve as a director due to his knowledge of the capital markets, his judgment in assessing business strategies and accompanying risks, and his expertise with smaller reporting companies. Mr. Lazar and his affiliates have not, within the past five years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Employment Agreements

We have no formal employment agreement with David Lazar who is our sole employee, Directors or officer.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None of our Directors, Executive Officers, promoters or control persons has been involved in any of the following events during the past 10 years:

1. A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an Executive Officer at or within two years before the time of such filing;

2. Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses;

3. Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, Director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.	Engaging in any type of business practice; or

iii.	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4. Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5. Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6. Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7. Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	Any Federal or State securities or commodities law or regulation; or

ii.	Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Code of Ethics

As of the date of filing, the Company has not adopted a corporate code of ethics. The Company has never adopted a corporate code of ethics, and the new management of the Company has not yet made plans to formulate such a code.

Board and Committee Meetings

Our Board of Directors currently consists of one member, Mr. David Lazar. The Board of Directors held no formal meetings during the year ended December 31, 2020. Until the Company develops a more comprehensive Board of Directors, all proceedings will be conducted by resolutions consented to in writing by all the Directors and filed with the minutes of the proceedings of the Directors. Such resolutions consented to in writing by the Directors entitled to vote on that resolution at a meeting of the Directors are, according to the Nevada General Corporate Law and our Bylaws, as valid and effective as if they had been passed at a meeting of the Directors duly called and held.

Nomination Process

During the year ended December 31, 2004, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

Audit Committee

Currently the Company does not have an Audit Committee. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Audit Committee Financial Expert

Our Board of Directors does not have a member that qualifies as an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company intends to appoint audit, compensation and other applicable committee members as it identifies individuals with pertinent expertise.

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended December 31, 2004 and 2003. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2004 and 2003.

Compensation of Directors

During the year ended December 31, 2004 and 2003, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2004 and 2003, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. David Lazar, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March, 2020 certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current Directors and Executive Officers as a group. Each person has sole voting and investment power with respect to the shares of Common Stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of Common Stock, except as otherwise indicated.

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of Common Stock actually outstanding on June 30, 2020. As of June 30, 2020, there were 492,404,893 shas of our company’s Common Stock issued and outstanding.

	Amount and
	Nature
	of Beneficial		Percentage
Name and Address of Beneficial Owner	Ownership		of Class (1)
David Lazar(2)	49,200	(3)	89.4%

Directors and Executive Officers as a Group (1 person)	49,200		82.8%

5% or greater shareholders
Chan Ku EE (4)	130,000,000		26.40%

(1)	Percentages are calculated based on 2,486,076,963 shares of the Company’s Common Stock issued and outstanding on December 31, 2020.
(2)	Address at 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036. The shares are held by Custodian Ventures, LLC, which is controlled by David Lazar
(3)	TMI Tower 22nd, F#A6, Chan Wan, Hong Kong

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Mr. Lazar, the Company’s Court-appointed custodian is considered a related party. As of July 1, 2020, he had extended $25,686 in interest free demand loans to the Company.

Director Independence

The Company does not have a separately designated nominating committee of our Board of Directors. None of our directors is deemed to be independent, as such term is defined in the listing standards of The Nasdaq Stock Market, Inc. (“Nasdaq”).

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December 31,	December 31,
	2004	2003
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
Total	$0	$0

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of Directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15. Exhibits. Financial Statement Schedules.

Exhibits

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32.1*	Rule 1350 Certifications of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SIPP International INDUSTRIES, Inc.
(Registrant)

Dated: August 24, 2020	By:	/s/ David Lazar
David Lazar
President, CEO
(Principal Executive Officer)

Dated: August 24, 2020	By:	/s/ David Lazar
David Lazar
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 24, 2020	By:	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Director

Dated: August 24, 2020	By:	/s/ David Lazar
David Lazar
Treasurer, Chief Financial Officer and Director

