Form 10-K
period 2006-12-31
SIPP International Industries, Inc.
filed 2020-08-24
CIK 1128252

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

N/A

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

Results of Operations

For the year ended December 31, 2006 compared to the year ended December 31, 2005

Revenue

For the year ended December 31, 2006, the Company generated $-0- in revenues. For the year ended December 31, 2005, the Company generated $-0- in revenues.

Expenses

For the year ended December 31, 2006, we incurred operating expenses in the amount of $-0-. For the year ended December 31, 2005, we incurred operating expenses of $-0-

Net Loss

The Company recorded a net operating loss of $-0- for the twelve-month period ended December 31, 2006 compared to a net income for the same period in 2005 of $-0-.

Liquidity

As of December 31, 2006, the Company has no business operations and no cash resources other than that provided by Management. We are dependent upon interim funding provided by Management or an affiliated party to pay professional fees and expenses. Our Management and an affiliated party have agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Management. As of December 31, 2006, we had $0 in cash. As of December 31, 2005, we had $-0- in cash and cash equivalents.

If we require additional financing, we cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. The Company depends upon services provided by Management and an affiliated party to fulfill its filing obligations under the Exchange Act. At present, the Company has no financial resources to pay for such services.

On December 31, 2006 and December 31, 2005 we have had $0 in current assets and $-0- in current assets, respectively. As of December 31, 2006, we had $38,047 in current liabilities. As of December 31, 2005, we had $38,047 in current liabilities.

We had no cash flow from operations during the year ended December 31, 2006.

The Company has only limited capital. Additional financing is necessary for the Company to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2006 and 2005, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Act of 1934.

Contractual Obligations and Commitments

As of December 31, 2006 and 2005, we did not have any contractual obligations.

Critical Accounting Policies

Our significant accounting policies are described in the notes to our financial statements for the year ended December 31, 2006 and 2005, and are included elsewhere in this registration statement.

Going Concern

The Company’s consolidated financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As more fully described below, the liquidity of the Company has been adversely affected by significant losses from operations. The Company reported a net loss of $-0- for the year ended December 31, 2006. As of December 31, 2006, the Company had written-off all its assets and had a working capital deficit and stockholders’ deficit of $51,344. These conditions raise substantial doubt about the Company’s ability to continue as a going concern without additional capital contributions. Management’s immediate plans are to restructure the Company’s existing obligations and attempt to raise additional capital and to acquire income producing oil and gas properties.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Sipp International Industries, Inc.:

We were engaged to audit the accompanying balance sheets of Sipp International Industries, Inc. (“the Company”) as of December 31, 2006 and 2005 and the related statement of operations, stockholders’ equity (deficit) and cash flows for the years then ended. As described in the following paragraph, because the Company’s records were not sufficient, we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion on the financial statements, and we do not express, an opinion on these financial statements.

Basis for Disclaimer Opinion:

We were not engaged as auditors of the Company until June of 2020 at which time much of the audit evidence necessary to provide a basis for an audit opinion had been destroyed or lost. We were unable to satisfy ourselves by other audit procedures concerning the assets and liabilities held at December 31, 2006 and 2005, as well as the revenues and expenses recognized for the year then ended. As a result of these matters, we were unable to determine whether any adjustments might have been found necessary in respect of recorded or unrecorded assets, liabilities, revenue and expenses.

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

/s/ BF Borgers CPA PC

B F Borgers CPA PC

We have served as the Company’s auditor since 2020

Lakewood, CO
July 31, 2020

SIPP INTERNATIONAL INDUSTRIES, INC.

(UNAUDITED) BALANCE SHEETS

(amounts in thousands except per share data)

	December 31,	December 31,
	2006	2005

ASSETS
Total Assets	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Debts maturing within one year	$11,795	$11,795
Accounts payable -trade	7,142	7,142
Due to related parties	19	19
Due to principal stockholder	7,821	7,821
Other payable	5,420	5,420
Tax payable	967	967
Accrued expenses and other accrued liabilities	4,883	4,883
Total current liabilities	38,047	38,047

Long term debts	2,419	2,419

Minority Interests in Consolidated Subsidiaries	10,878	10,878

Commitments and contingencies	-	-

Stockholders’ Equity
Common Stock	1,102	1,102
Additional paid- in capital	9,729	9,729
Retained earnings	(62,175)	(62,175)
Total Stockholders’ Equity (Deficit)	(51,344)	(51,344)
Total Liabilities and Stockholders’ (Equity)	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPP INTERNATIONAL INDUSTRIES, INC.

(UNAUDITED) STATEMENTS OF OPERATIONS

(amounts in thousands except per share data)

YEARS ENDED
	December 31,	December 31,
	2006	2005
Net sales	$-	$-
Rental income	-	-
Total operating revenue	-	-

Operating Expenses:
Manufacturing and other cost of sales	-	-
Sales and marketing	-	-
General and administrative	-	-
Research and development	-	-
Depreciation and amortization	-	-
Other operating costs	-	-
Total operating expenses	-	-
Income (Loss) from operations	-	-
Other income (expense)
Interest (expense)	-	-
Other income (loss), net	-	-
Other (expense) net	-	-
Income (loss) before provision for income taxes	-	-
Provision for income taxes
Income before minority interest	-	-
Minority interest in income of consolidated subsidiaries	-	-
Net income	$-	$-

Basic and diluted earnings (loss) per common share	$-	$-

Weighted average number of shares outstanding	27,461	27,461

The accompanying notes are an integral part of these financial statements.

SIPP INTERNATIONAL INDUSTRIES, INC.

(UNAUDITED) STATEMENTS OF CASH FLOWS

(amounts in thousands except per share data)

YEARS ENDED
	December 31,	December 31,
	2006	2005
Cash Flows From Operating Activities:
Net income (loss)	$-	$-
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on disposal of assets-net of cash	-	-
Net cash provided by operating activities	-	-

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	-	-
Cash At The Beginning Of The Period	-	-
Cash At The End Of The Period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

The accompanying notes are an integral part of these financial statements.

SIPP INTERNATIONAL INDUSTRIES, INC.

(UNAUDITED) STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(amounts in thousands except per share data)

			Additional		Stockholders’
	Common stock		Paid-in	Retained	Equity/
	Shares	Value	Capital	Earnings	(Deficit)

Balance, December 31, 2004	27,461,290	$1,102	$9,729	$(62,175)	$(51,344)

Net income (loss)				-

Balance 31, 2005	27,461,290	$1,102	$9,729	$(62,175)	$(51,344)

Net income (loss)				-

Balance, December 31, 2006	27,461,290	$1,102	$9,729	$(62,175)	$(51,344)

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

SIPP INTERNATIONAL INDUSTRIES, INC.

f/k/a Industries International, Incorporated

DECEMBER 31, 2006 AND DECEMBER 31, 2005

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

As of December 31, 2006, and 2005, IDUL had a net operating loss carry-forward for income tax reporting purposes of approximately $-0- that might be offset against future taxable income. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, following the recapitalization as mentioned before, the amount available to offset future taxable income might be limited. No tax benefit has been reported in the financial statements, because the Company believes there is more likely than not the carry-forwards will be limited. Accordingly, the potential tax benefits of the loss carry-forwards are offset by a valuation allowance of the same amount.

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

11.	RELATED PARTY TRANSACTIONS

Name and relationship of related parties

NAME	RELATIONSHIP WITH THE COMPANY
Shenzhen Ligaofa Electronic Company Limited (“SLFE”)	Joint venturer of a PRC affiliate and under control of cousin and mother of
Tsui Kit Wonderland Telecommunication Industrial	Under common control of Tsui Kit
(Hong Kong) Company Limited (“WTI”)
LPI	Under common control of Tsui Kit
WLPS	Under common control of Tsui Kit
Wuhan Lixing (Torch) Power Sources Company	Under common control of Tsui Kit Limited
(“WLTPS”)
Tsui Kit	Principal stockholder and director of IDUL
BTUEG	Stockholder of Wondial
Yu Weijiang	Brother-in-law of Tsui Kit
Xu Dong	Sister of Tsui Kit
Xu Zhiyong	Brother of Tsui Kit
Zhang Ernong	General manager of Wondial
EiUUE-D-DEOA(3)IEuOuO-DI (1)<<E3/4	Minority shareholder of an affiliate of Director and shareholder of WLPS
WLPS Oi(3)<172>O(cent)	Director of an affiliate of WTLPS

12.	COMMITMENTS

Operating leases

Future minimum rental payments to be received on non-cancelable operating leases are contractually due as follows:

2004	$377
2005	$531

There were no contingent rentals under the respective lease contracts.

13.	SUBSEQUENT EVENTS

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company did not have any auditors during the year ended December 31, 2006.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

Nomination Process

During the year ended December 31, 2006, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our Board of Directors. Our Board of Directors does not have a policy with regards to the consideration of any Director candidates recommended by our shareholders. Our Board of Directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the Board of Directors considers a nominee for a position on our Board of Directors. If shareholders wish to recommend candidates directly to our Board of Directors, they may do so by sending communications to the President of our Company at the address on the cover of this Comprehensive Annual Report on Form 10-K.

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

Item 11. Executive Compensation

No executive compensation was paid during the fiscal years ended December 31, 2006 and 2005. The Company has no employment agreement with any of its officers and directors.

Outstanding Equity Awards at Fiscal Year End

None of our executive officers received any equity awards, including, options, restricted stock or other equity incentives during the fiscal year ended December 31, 2006 and 2005.

Compensation of Directors

During the year ended December 31, 2006 and 2005, no officer received any compensation solely for service as a director.

Compensation Committee Interlocks and Insider Participation

During the fiscal years of 2006 and 2005, we did not have a standing compensation committee. Our board of directors was responsible for the functions that would otherwise be handled by the compensation committee. The sole director conducted deliberations concerning executive officer compensation, including directors who were also executive officers. David Lazar, as our sole director, has authority and discretion to determine his own compensation for serving as the Company’s President and Chief Executive Officer.

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

Item 14. Principal Accounting Fees and Services.

	Year Ended	Year Ended
	December 31,	December 31,
	2006	2005
Audit Fees	$0	$0
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
Total	$0	$0

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