Form 10-K/A
period 2004-12-31
SIPP International Industries, Inc.
filed 2021-05-03
CIK 1128252

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number: 000-32053

SIPP INTERNATIONAL INDUSTRIES, INC.
(Exact name of Company as specified in its charter)

Nevada	39-2079723
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Documents Incorporated By Reference: None

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of (the “Company”) for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2020 (the “Original Filing”), is being filed solely to exclude the word “unaudited” incorrectly included in the Company’s financial statements and footnote heading when the Company originally filed. This Amendment deletes all references to the word “unaudited” in the Company’s financial statements and footnotes.

Except for the foregoing, this Amendment does not alter or update any information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the SEC subsequent to the filing of the Original Filing.

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

F-4

SIPP INTERNATIONAL INDUSTRIES, INC.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED

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

SIPP International INDUSTRIES, Inc.
(Registrant)

Dated: May 3, 2021	By:	/s/ David Lazar
David Lazar
President, CEO
(Principal Executive Officer)

Dated: May 3, 2021	By:	/s/ David Lazar
David Lazar
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 3, 2021	By:	/s/ David Lazar
David Lazar
President, Chief Executive Officer and Director

Dated: May 3, 2021	By:	/s/ David Lazar
David Lazar
Treasurer, Chief Financial Officer and Director

