Form 10-K/A
period 2008-12-31
SIPP International Industries, Inc.
filed 2021-05-03
CIK 1128252

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

Documents Incorporated By Reference: None

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K of (the “Company”) for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2020 (the “Original Filing”), is being filed solely to exclude the word “unaudited” incorrectly included in the Company’s financial statements and footnote heading when the Company originally filed. This Amendment deletes all references to the word “unaudited” in the Company’s financial statements and footnotes.

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

