Form 10-Q
period 2004-06-30
SIPP International Industries, Inc.
filed 2021-08-20
CIK 1128252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 000-32053

SIPP INTERNATIONAL INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	39-2079723
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9224
(Primary Standard Industrial Classification Code Number)

1185 Avenue of the Americas 3rd Floor New York,
New York	10036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (646) 768 -8417

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☒ No ☐

The number of shares outstanding of the registrant’s common stock as of August 19, 2021 was 492,404,893 shares.

DOCUMENTS INCORPORATED BY REFERENCE — NONE

i

PART I FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this quarterly report on Form 10-Q contains “forward-looking statements.” These forward-looking statements are contained principally in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend” or “project” or the negative of these words or other variations on these words or comparable terminology. The forward-looking statements herein represent our expectations, beliefs, plans, intentions or strategies concerning future events, including, but not limited to: our ability to consummate the Merger, as such term is defined below; the continued services of the Custodian as such term is defined below; our future financial performance; the continuation of historical trends; the sufficiency of our resources in funding our operations; our intention to engage in mergers and acquisitions; and our liquidity and capital needs. Our forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that any projections or other expectations included in any forward-looking statements will come to pass. Moreover, our forward-looking statements are subject to various known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. These risks, uncertainties and other factors include but are not limited to: the risks of limited management, labor, and financial resources; our ability to establish and maintain adequate internal controls; our ability to develop and maintain a market in our securities; and our ability obtain financing, if and when needed, on terms that are acceptable. Except as required by applicable laws, we undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

As used in this quarterly report on Form 10-Q, “we”, “our”, “us” and the “Company” refer to SIPP International Industries, Inc., a Nevada corporation, unless the context requires otherwise.

ii

Item 1. Financial Statements.

SIPP INTERNATIONAL INDUSTRIES, INC.

BALANCE SHEETS

(Unaudited)

(amounts in thousands except per share data)

	June 30,	December 31,
	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$-	$32,607
Guaranteed investment contract	-	1,210
Accounts receivable, net	-	19,034
Due from related parties	-	1,821
Inventories	-	3,064
Prepaid expenses and other current assets	-	2,274
Total current assets	-	60,010
Goodwill	-	1,761
Property, plant and equipment, net	-	9,136
Total Assets	$-	$70,907

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Debts maturing within one year	$11,795	$11,795
Accounts payable -trade	7,142	7,142
Due to related parties	19	19
Due to principal stockholder	7,821	7,821
Other payable	5,420	5,420
Tax payable	967	967
Accrued expenses and other accrued liabilities	4,883	4,883
Total current liabilities	38,047	38,047

Long term debts	2,419	2,419

Minority Interests in Consolidated Subsidiaries	10,878	10,878

Commitments and contingencies	-

Stockholders’ Equity
Common Stock	1,102	1,102
Additional paid- in capital	9,729	18,750
Deferred stock compensation	-	(12,500)
Dedicated reserves	-	3,479
Retained earnings	(62,175)	8,732

Total Stockholders’ Equity (Deficit)	(51,344)	19,563
Total Liabilities and Stockholders’ (Equity)	$-	$70,907

The accompanying notes are an integral part of these financial statements.

SIPP INTERNATIONAL INDUSTRIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands except per share data)

	FOR THE SIX MONTHS ENDED
	June 30,	June 30,
	2004	2003
Net sales	$-	$58,977
Rental income	-	116
Total operating revenue	-	59,093

Operating Expenses:
Manufacturing and other cost of sales	-	42,598
Sales and marketing	-	2,199
General and administrative	-	2,495
Research and development	-	1,028
Depreciation and amortization	-	557
Other operating costs	-	4,396
Total operating expenses	-	53,273
Income (Loss) from operations	-	5,820
Other income (expense)
Interest (expense)	-	(1,023)
Other income (loss), net	(70,907)	707
Other (expense) net	(70,907)	(316)
Income (loss) before provision for income taxes	(70,907)	5,504
Provision for income taxes		(1,008)
Income before minority interest	(70,907)	4,496
Minority interest in income of consolidated subsidiaries	-	-
Net income	$(70,907)	$1,182

Basic and diluted earnings(loss) per common share	$(2.58)	$0.05

Weighted average number of shares outstanding	27,461	21,623

The accompanying notes are an integral part of these financial statements.

 SIPP INTERNATIONAL INDUSTRIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands except per share data)

			Additional		Stockholders’
	Common stock		Paid-in	Retained	Equity/
	Shares	Value	Capital	Earnings	(Deficit)

Balance: December 31, 2003	27,461,290	$1,102	$9,729	$8,732	$19,563

Net income (loss)				(70,907)	(70,907)

Balance: June 30, 2004	27,461,290	$1,102	$9,729	$(62,175)	$(51,344)

The accompanying notes are an integral part of these financial statements.

 SIPP INTERNATIONAL INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands except per share data)

	FOR THE SIX MONTHS ENDED
	June 30,	June 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(70,907)	$1,182
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on disposal of assets-net of cash	38,840
Depreciation and amortization	-	1,880
Minority interest in net income of consolidated subsidiaries
Non-cash compensation costs	-	3,979
Provision for doubtful accounts	-	213
Net loss on sales, disposal or impairment of long lived assets and marketable securities, net	-	128
Changes in assets and liabilities, net of effects from acquisitions:	-	-
Accounts receivable, net	-	(2,605)
Inventories, net	-	1,386
Due from related parties	-	(130)
Due from directors and employees	-	22
Prepaid expenses and other current	-	1,827
Accounts payable trade	-	577
Due to principal stockholder	-	(205)
Due to related parties	-	(163)
Tax payable	-	(454)
Accrued expenses and other accrued liabilities	-	-
Net cash provided by operating activities	-	(32,067)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	-	(830)
Proceeds on disposable of marketable securities	-	-
Proceeds on disposable of property, plant and equipment	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Borrowings of short term debt	-	11,799
Repayments of short term debt	-	(17,064)
Borrowings of long term debt	-	2,420
Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	(32,067)	17,248
Cash At The Beginning Of The Period	32,067	15,359
Cash At The End Of The Period	$-	$32,607

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$374
Cash paid for interest	$-	$1,023

The accompanying notes are an integral part of these financial statements.

NOTES TO (UNAUDITED) FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

SIPP International Industries, Inc f/k/a Industries International, Inc., (the “Company” or “IDUL”), a Nevada corporation, incorporated under the laws of the state of Nevada on January 11, 1991. IDUL was accepted for quotation on the OTC Bulletin Board on December 7, 2001, and organized originally to propose, plan and developing a golf course in either Moapa area or Overton Valley area in Nevada.

On May 17, 2004, the Company filed its Form 10-Q for the quarter ended March 31, 2004. On May 24, 2004, the Company’s auditors, Moores, Rowland, and Mazars resigned due to a disagreement with the Company and due to the fact that they had not reviewed the Company’s 10-Q filing prior to submission to the SEC. Subsequent to the filing for March 31, 2004, the Company stopped reporting until a Form 15-12G was filed on July 18, 2011. The Company is currently an inactive shell company. As a result, for the purposes of these financial statements, all assets were considered disposed of as of June 30, 2004, and all liabilities reflected on the Company’s balance sheet as of December 31, 2003, remained and were carryforward without change.

NOTE 2 – BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the Financial Accounting Standards Board (“FASB”) “FASB Accounting Standard Codification™” (the “Codification”) which is the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the twelve months following the date of these financial statements.

Because the Company does not expect that existing operational cash flow will be sufficient to fund presently anticipated operations, this raises substantial doubt about the Company’s ability to continue as a going concern. Therefore, the Company will need to raise additional funds and is currently exploring alternative sources of financing. Historically, the Company raised capital through private placements, to finance working capital needs and may attempt to raise capital through the sale of common stock or other securities and obtaining some short-term loans. The Company will be required to continue to so until its operations become profitable. Also, the Company has, in the past, paid for consulting services with its common stock to maximize working capital, and intends to continue this practice where feasible.

Management’s Representation of Interim Financial Statements

The accompanying unaudited financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company uses the same accounting policies in preparing quarterly and annual financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

All significant intercompany accounts and transactions have been eliminated.

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

NOTE 4 – DEBTS

Long-term debts consisted primarily of $2,419 in bank loans at an interest rate of 5.49% due in 2005. The interests on amounts borrowed under the various loan, agreements are at market rates.

NOTE 5 – COMMON STOCK

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

As described in Note 8 below, during the fiscal year 2003, the principal stockholder of IDUL, Mr. Tsui Kit, established a stock plan (“PS Plan”) to grant restricted stock awards of 1,281,519 shares, which was issued to him for recapitalization and acquisition of LPI, to employee (1,057,666 shares).

NOTE 6 – DISTRIBUTION OF INCOME

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

NOTE 7 – PENSION COSTS

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

NOTE 8 – TAXATION

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

NOTE 9 – STOCK-BASED COMPENSATION

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

NOTE 10 – REPORT ON SEGMENT INFORMATION

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

NOTE 11 – RELATED PARTY TRANSACTIONS

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
Minority shareholder of an affiliate of
Director and shareholder of WLPS
Director of an affiliate of WTLPS

NOTE 12 – COMMITMENTS

Operating leases

Future minimum rental payments to be received on non-cancelable operating leases are contractually due as follows:

2004	$377
2005	$531

There were no contingent rentals under the respective lease contracts.

NOTE 13 – SUBSEQUENT EVENTS

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

No Current Operations

Plan of Operation

Currently, as of June 2021, the Company has no operations from a continuing business other than the expenditures related to running the Company and has no revenue from continuing operations as of the date of this Report. As a result the Company does not deem it necessary to provide MD&A disclosures for prior periods because there are no operations.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction.

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect one business combination due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated. Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or “GAAP.” The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are fully described in Note 2 to our financial statements appearing elsewhere in this Quarterly Report, and we believe those accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company” we are not required to provide this information.

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of June 30, 2004 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The exhibits listed on the Exhibit Index below are provided as part of this report.

Exhibit No.	Description

31.1*	Certification of principal executive and financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1*	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIPP INTERNATIONAL INDUSTRIES, INC.

Dated: August 19, 2021	By:	/s/ David Lazar
David Lazar
Chief Executive Officer and Chief Financial Officer Principal Executive Officer, Principal Financial Officer

