Form 10-Q
period 2004-09-30
SIPP International Industries, Inc.
filed 2021-08-20
CIK 1128252

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

ii

Item 1. Financial Statements.

SIPP INTERNATIONAL INDUSTRIES, INC.

BALANCE SHEETS

(Unaudited)

(amounts in thousands except per share data)

	September 30,	December 31,
	2004	2003

ASSETS

Current assets
Cash and cash equivalents	$-	$32,607
Guaranteed investment contract	-	1,210
Accounts receivable, net	-	19,034
Due from related parties	-	1,821
Inventories	-	3,064
Prepaid expenses and other current assets	-	2,274
Total current assets	-	60,010
Goodwill	-	1,761
Property, plant and equipment, net	-	9,136
Total Assets	$-	$70,907

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities
Debts maturing within one year	$11,795	$11,795
Accounts payable -trade	7,142	7,142
Due to related parties	19	19
Due to principal stockholder	7,821	7,821
Other payable	5,420	5,420
Tax payable	967	967
Accrued expenses and other accrued liabilities	4,883	4,883
Total current liabilities	38,047	38,047

Long term debts	2,419	2,419

Minority Interests in Consolidated Subsidiaries	10,878	10,878

Commitments and contingencies	-

Stockholders’ Equity
Common Stock	1,102	1,102
Additional paid- in capital	9,729	18,750
Deferred stock compensation	-	(12,500)
Dedicated reserves	-	3,479
Retained earnings	(62,175)	8,732

Total Stockholders’ Equity (Deficit)	(51,344)	19,563
Total Liabilities and Stockholders’ (Equity)	$-	$70,907

The accompanying notes are an integral part of these financial statements.

SIPP INTERNATIONAL INDUSTRIES, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(amounts in thousands except per share data)

	FOR THE NINE MONTHS ENDED
	September 30,	September 30,
	2004	2003
Net sales	$-	$58,977
Rental income	-	116
Total operating revenue	-	59,093

Operating Expenses:
Manufacturing and other cost of sales	-	42,598
Sales and marketing	-	2,199
General and administrative	-	2,495
Research and development	-	1,028
Depreciation and amortization	-	557
Other operating costs	-	4,396
Total operating expenses	-	53,273
Income (Loss) from operations	-	5,820
Other income (expense)
Interest (expense)	-	(1,023)
Other income (loss), net	(70,907)	707
Other (expense) net	(70,907)	(316)
Income (loss) before provision for income taxes	(70,907)	5,504
Provision for income taxes		(1,008)
Income before minority interest	(70,907)	4,496
Minority interest in income of consolidated subsidiaries	-	-
Net income	$(70,907)	$1,182

Basic and diluted earnings(loss) per common share	$(2.58)	$0.05

Weighted average number of shares outstanding	27,461	21,623

The accompanying notes are an integral part of these financial statements.

 SIPP INTERNATIONAL INDUSTRIES, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands except per share data)

			Additional		Stockholders’
	Common stock		Paid-in	Retained	Equity/
	Shares	Value	Capital	Earnings	(Deficit)

Balance: December 31, 2003	27,461,290	$1,102	$9,729	$8,732	$19,563

Net income (loss)				(70,907)	(70,907)

Balance: September 30, 2004	27,461,290	$1,102	$9,729	$(62,175)	$(51,344)

The accompanying notes are an integral part of these financial statements.

 SIPP INTERNATIONAL INDUSTRIES, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands except per share data)

	FOR THE NINE MONTHS ENDED
	September 30,	September 30,
	2004	2003
Cash Flows From Operating Activities:
Net income (loss)	$(70,907)	$1,182
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Loss on disposal of assets-net of cash	38,840
Depreciation and amortization	-	1,880
Minority interest in net income of consolidated subsidiaries
Non-cash compensation costs	-	3,979
Provision for doubtful accounts	-	213
Net loss on sales, disposal or impairment of long lived assets and marketable securities, net	-	128
Changes in assets and liabilities, net of effects from acquisitions:	-	-
Accounts receivable, net	-	(2,605)
Inventories, net	-	1,386
Due from related parties	-	(130)
Due from directors and employees	-	22
Prepaid expenses and other current	-	1,827
Accounts payable trade	-	577
Due to principal stockholder	-	(205)
Due to related parties	-	(163)
Tax payable	-	(454)
Accrued expenses and other accrued liabilities	-	-
Net cash provided by operating activities	-	(32,067)

Cash Flows From Investing Activities:
Purchase of property, plant and equipment	-	(830)
Proceeds on disposable of marketable securities	-	-
Proceeds on disposable of property, plant and equipment	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Borrowings of short term debt	-	11,799
Repayments of short term debt	-	(17,064)
Borrowings of long term debt	-	2,420
Net cash provided by (used for) financing activities	-	-

Net Increase (Decrease) In Cash	(32,067)	17,248
Cash At The Beginning Of The Period	32,067	15,359
Cash At The End Of The Period	$-	$32,607

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$374
Cash paid for interest	$-	$1,023

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

Item 4. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based on this evaluation, our principal executive officer and principal financial officer has concluded that, because of the material weaknesses in our internal control over financial reporting due to lack of segregation of duties discussed below, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that the Company’s disclosure and controls are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the material weaknesses discussed below, our principal executive officer and principal financial officer has concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

Our management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2004 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on management’s assessment, including consideration of the control deficiencies discussed below, management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2004 due to the fact that there was a material weakness in its internal control over financial reporting. Specifically, through the investigation discussed above, management identified a lack of segregation of duties as well as errors in financial statement presentation and disclosure.

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